Form 10QSB
period 2005-06-30
High Tide Ventures, Inc.
filed 2005-08-10
CIK 1312206

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended    June 30, 2005
                                      ------------------

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period                  to
                               ------------------   --------------------

      Commission File Number    333-121542
                            -----------------


                               High Tide Ventures, Inc.
    ------------------------------------------------------------------------
       (Exact name of small Business Issuer as specified in its charter)


          Nevada                                         Applied For
---------------------------------             --------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
 incorporation or organization)

747 17th Street, Suite 301
North Vancouver, British Columbia, Canada                 V7V 3T4
----------------------------------------      --------------------------------
(Address of principal executive offices)           (Postal or Zip Code)


Issuer's telephone number, including area code:        (604) 351-1897
                                                ------------------------------


                                      N/A
    ------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ ] Yes [ X ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 12,650,000 shares of $0.001 par value common stock outstanding as of August 10, 2005.

                            HIGH TIDE VENTURES, INC.
                         (An Exploration Stage Company)


                          INTERIM FINANCIAL STATEMENTS


                                  JUNE 30, 2005
                                   (Unaudited)
                            (Stated in U.S. Dollars)

                            HIGH TIDE VENTURES, INC.
                         (An Exploration Stage Company)

                                 BALANCE SHEETS
                            (Stated in U.S. Dollars)

<caption

-------------------------------------------------------------------------------------------------------------------------
                                                                                       June 30,          December 31,
                                                                                           2005               2004
-------------------------------------------------------------------------------------------------------------------------
                                                                                      (Unaudited)           (Audited)
ASSETS

Current
     Cash and cash equivalents                                                  $            5,516   $            14,854
=========================================================================================================================

LIABILITIES

Current
     Accounts payable and accrued liabilities                                   $           10,686   $            12,185
                                                                                -----------------------------------------

STOCKHOLDERS' EQUITY

Common Stock (Note 4)
     Authorized:
         75,000,000 shares with a par value of $0.001

     Issued and Outstanding:
         12,650,000 common shares at June 30, 2005                                          12,650                12,650
            12,650,000 common shares at December 31, 2004

     Additional paid-in capital                                                             35,850                31,350

Deficit Accumulated During The Exploration Stage                                           (53,670)              (41,331)
                                                                                -----------------------------------------
                                                                                            (5,170)                2,669
                                                                                -----------------------------------------

                                                                                $            5,516   $            14,854
=========================================================================================================================

Nature And Continuance Of Operations (Note 1)


    The accompanying notes are an integral part of these financial statements

                            HIGH TIDE VENTURES, INC.
                         (An Exploration Stage Company)

                        INTERIM STATEMENTS OF OPERATIONS
                                   (Unaudited)
                            (Stated in U.S. Dollars)

---------------------------------------------------------------------------------------------------------------------------------
                                                                                                                      PERIOD FROM
                                                                                                                      FEBRUARY 13
                                        THREE            THREE MONTHS            SIX             SIX                     2003
                                        MONTHS             MONTHS               MONTHS          MONTHS                (INCEPTION)
                                        ENDED              ENDED                ENDED           ENDED                     TO
                                        JUNE 30            JUNE 30              JUNE 30         JUNE 30                 JUNE 30,
                                        2005               2004                 2005            2004                     2005
---------------------------------------------------------------------------------------------------------------------------------

Revenue                             $          -       $       -             $      -        $        -             $           -
                                    ---------------------------------------------------------------------------------------------

Expenses
     Consulting                            1,500            1,500               3,000             3,000                    14,000
     Mineral property costs (Note 5)       2,490            6,500               2,490             6,500                     8,990
     Organizational costs                      -                -                   -                 -                       420
     Office and sundry                     1,525              776               3,026             1,546                     9,574
     Professional fees                     2,128                -               3,823                 -                    20,686
                                    ---------------------------------------------------------------------------------------------

Net Loss For The Period             $      7,643       $    8,776           $  12,339        $   11,046             $      53,670
=================================================================================================================================


Basic And Diluted Loss Per Share    $      (0.01)      $    (0.00)          $   (0.01)       $    (0.00)
========================================================================================================


Weighted Average Number Of Shares
Outstanding                           12,650,000       11,921,429          12,650,000         8,611,813
========================================================================================================


    The accompanying notes are an integral part of these financial statements

                            HIGH TIDE VENTURES, INC.
                         (An Exploration Stage Company)

                        INTERIM STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                            (Stated in U.S. Dollars)

---------------------------------------------------------------------------------------------------------------------------------
                                                                                                                   PERIOD FROM
                                                                                                                   FEBRUARY 13
                                                                          SIX                    SIX                   2003
                                                                         MONTHS                 MONTHS             (INCEPTION)
                                                                         ENDED                  ENDED                   TO
                                                                         JUNE 30                JUNE 30               JUNE 30
                                                                         2005                    2004                  2005
---------------------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
  Net loss for the period                                      $        (12,339)       $         (11,046)    $         (53,670)

  Change in non-cash working capital balance related to operations:
        Accounts payable and accrued liabilities                         (1,499)                   6,080                10,686
        Prepaid expenses                                                      -                        -                     -
        Non-cash services from a director                                 4,500                    4,500                21,000
                                                               ------------------------------------------------------------------
                                                                       (  9,338)                    (466)              (21,984)
                                                               ------------------------------------------------------------------

Cash Flows From Financing Activities
  Capital stock issued                                                        -                   22,500                27,500
  Advance from related party                                                  -                   (2,500)                 -
                                                               ------------------------------------------------------------------
                                                                              -                   20,000                27,500
                                                               ------------------------------------------------------------------

Increase (Decrease)In Cash During The Period                           (  9,338)                  19,534                 5,516

Cash, Beginning Of Period                                                14,854                    7,485                  -
                                                               ------------------------------------------------------------------

Cash, End Of Period                                            $          5,516        $          27,019     $           5,516
=================================================================================================================================


Supplementary Disclosure Of Cash Flow Information
     Cash paid for:
         Interest                                              $            -          $               -     $            -
         Income taxes                                          $            -          $               -     $            -
=================================================================================================================================



    The accompanying notes are an integral part of these financial statements

                            HIGH TIDE VENTURES, INC.
                         (An Exploration Stage Company)

                    INTERIM STATEMENT OF STOCKHOLDERS' EQUITY

           PERIOD FROM FEBRUARY 13, 2003 (INCEPTION) TO JUNE 30, 2005
                                   (Unaudited)
                            (Stated in U.S. Dollars)


                                                                                                    DEFICIT
                                                                                                  ACCUMULATED
                                                        COMMON SHARES           ADDITIONAL         DURING THE
                                                 ----------------------------
                                                                    PAR           PAID-IN         EXPLORATION
                                                    NUMBER         VALUE          CAPITAL            STAGE             TOTAL
                                                 --------------------------------------------------------------------------------
Balance, February 13, 2003 (Date of inception)
                                                        -       $     -       $        -       $         -         $        -

Capital stock issued for cash:
     October 2003 at $0.001                         5,000,000        5,000             -                 -                 5,000
Non-cash services from a director                       -             -              7,500               -                 7,500
Net loss for the period                                 -             -                -              (11,363)           (11,363)
                                                 --------------------------------------------------------------------------------

Balance, December 31, 2003                          5,000,000        5,000           7,500            (11,363)             1,137

Capital stock issued for cash:
     April 2004 at $0.001                           7,500,000        7,500             -                 -                 7,500
     May 2004 at $0.10                                150,000          150          14,850               -                15,000
Non-cash services from a director                       -             -              9,000               -                 9,000
Net loss for the year                                   -             -                -              (29,968)           (29,968)
                                                 --------------------------------------------------------------------------------

Balance, December 31, 2004                         12,650,000   $   12,650    $     31,350     $      (41,331)     $       2,669

Non-cash services from a director                       -             -              4,500               -                 4,500
Net loss for the period                                 -             -                -              (12,339)           (12,339)
                                                 --------------------------------------------------------------------------------
Balance, June 30, 2005                             12,650,000   $   12,650    $     35,850     $      (53,670)     $      (5,170)
                                                 ================================================================================



    The accompanying notes are an integral part of these financial statements

                            HIGH TIDE VENTURES, INC.
                         (An Exploration Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (Unaudited)
                            (Stated in U.S. Dollars)


1.   NATURE AND CONTINUANCE OF OPERATIONS

     The Company was incorporated in the State of Nevada on February 13, 2003. The Company is an Exploration Stage Company as defined by Statement of Financial Accounting Standard ("SFAS") No. 7. During the year ended December 31, 2004, the Company has acquired a mineral property located in the Northwest Territories, Canada and has not yet determined whether this property contains reserves that are economically recoverable (Note 5). The recoverability of property expenditures will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company's interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement and upon future profitable production or proceeds for the sale thereof.

     These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $53,670 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)       Basis of Presentation

     The accompanying unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal period ended December 31, 2004.

     The results of operations for the six months ended June 30, 2005 are not indicative of the results that may be expected for the full year.

                            HIGH TIDE VENTURES, INC.
                         (An Exploration Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (Unaudited)
                            (Stated in U.S. Dollars)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     b)  Cash and Cash Equivalents

         The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

     c)  Mineral Property Costs

         The Company has been in the exploration stage since its formation on February 13, 2003 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Prior to June 30, 2004, mineral property acquisition and exploration costs were charged to operations as incurred.

         On March 31, 2004, the Emerging Issues Task Force ("EITF") issued EITF 04-2, "Whether Mineral Rights are Tangible or Intangible Assets" ("EITF 04-2") which concluded that mineral interest conveyed by leases should be considered tangible assets. On April 30, 2004, the Financial Accounting Standards Board ("FASB") issued amended SFAS 141 and SFAS 142 to provide that certain mineral use rights are considered tangible assets and that mineral use rights should be accounted for based on their substance. The amendment was effective for the first reporting period beginning after April 29, 2004, with early adoption permitted. The Company adopted EITF No. 04-2 on July 1, 2004.

         Subsequent to July 1, 2004, the Company capitalizes acquisition costs, and expenses property maintenance and exploration costs as incurred.

         On March 31, 2004, the EITF issued EITF 04-3, "Mining Assets' Impairment and Business Combinations" (EITF 04-3") which concluded that entities should generally include values in mining properties beyond proven and probable reserves and the effects of anticipated fluctuations in the future market price of minerals in determining the fair value of mining assets. The Company adopted EITF 04-3 on July 1, 2004. The adoption of EITF No. 04-3 did not have any impact on the Company's financial position or results of operations or cash flows in 2004.

     d)  Use of Estimates and Assumptions

         The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                            HIGH TIDE VENTURES, INC.
                         (An Exploration Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (Unaudited)
                            (Stated in U.S. Dollars)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     e)  Foreign Currency Translation

         The Company's functional currency is the Canadian dollar and its reporting currency is the United States dollar. The financial statements of the Company are translated to United States dollars in accordance with SFAS No. 52 "Foreign Currency Translation". Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

     f)  Financial Instruments

         The carrying value of cash and cash equivalents, accounts payable and accrued liabilities, and due to related parties approximates their fair value because of the short maturity of these instruments. The Company's operations are in Canada and virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates.

         The Company's financial risk is the risk that arises from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

     g)  Environmental Costs

         Environmental expenditures that relate to current operations are charged to operations or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are charged to operations. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company's commitments to plan of action based on the then known facts.

     h)  Income Taxes

         Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

                            HIGH TIDE VENTURES, INC.
                         (An Exploration Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (Unaudited)
                            (Stated in U.S. Dollars)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     i)  Basic and Diluted Net Loss Per Share

         The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive shares if their effect is anti dilutive.

     j)  Stock Based Compensation

         The Company accounts for stock based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25 - "Accounting for Stock Issued to Employees" (APB No.25) and complies with the disclosure provisions of Statement of Financial Accounting Standards No.123 - "Accounting for Stock Based Compensation" (SFAS No. 123).

         Under APB No. 25, compensation expense is recognized based on the difference, if any, on the date of grant between the estimated fair value of the Company's stock and the amount an employee must pay to acquire the stock. Compensation expense is recognized immediately for past services and rateably for future services over the option vesting period.

     k)  Comprehensive Loss

         SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2005, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

     l)  New Accounting Standards

         Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, could have a material effect on the accompanying financial statements.

                            HIGH TIDE VENTURES, INC.
                         (An Exploration Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (Unaudited)
                            (Stated in U.S. Dollars)

3.   RELATED PARTY TRANSACTIONS

         Services Rendered by Related Party

         The Company has been provided with non-cash services from an officer and director. Accordingly, for the three months ended March 31, 2005, consulting services have been recorded of $3,000 (2004 - $3,000), rental expense of $1,500 (2004 - $1,500) has been recorded, and additional paid-in capital has been increased by the corresponding amounts.

         The value of the consulting services has been calculated by establishing the fair value of the hourly rate, times the estimated total hours spent by the directors. The value of the rental expense has been calculated on a pro-rata percentage of the fair value of the donated office space. No monetary amount will be paid or exchanged for these services.


4.   COMMON STOCK

     In October 2003, the Company issued 5,000,000 common shares to directors of the Company for total cash proceeds of $5,000.

     In April 2004, the Company issued 7,500,000 common shares for total cash proceeds of $7,500.

     In May 2004, the Company issued 150,000 common shares for total cash proceeds of $15,000.

     At June 30, 2005, there were no outstanding stock options or warrants.


5.   MINERAL PROPERTY

     Pursuant to a mineral property purchase agreement (the "Agreement") dated May 28, 2004, the Company acquired a 100% undivided right, title and interest in the 18 unit Sparta mineral claim, located near Cross Lake in the South Mining District Division of Northwest Territories, Canada for $6,500 cash payment. The amount of the payment was expensed in accordance with the Company's policy at the time.

Item 2. Management's Discussion and Analysis or Plan of Operation

FORWARD LOOKING STATEMENTS

This quarterly report contains forward-looking statements that involve risks and uncertainties. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements. Our actual results are likely to differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in this Risk Factors section and elsewhere in this annual report.

Plan of Operation

Our plan of operation for the twelve months following the date of this report is to complete the recommended phase one and two exploration programs on the Sparta property. We anticipate that the phase one program will cost approximately $5,000, while the phase two program will cost approximately $10,000. To date, we have not commenced exploration on the Sparta property.

The phase one program should take approximately one month to complete. The anticipated $5,000 cost of the program will be funded from our current cash on hand. The exploration program will consist of a geological review of the main mineralized areas of the property. The review will be conducted by a geologist. We have not yet retained a geologist to oversee this phase of exploration.

The phase two program will also take approximately one month to complete. The phase two work program will consist of geological mapping and geophysical surveying using both magnetic and electromagnetic instrumentation. Magnetic surveys involve searching for changes in the magnetic field over property areas. Magnetic anomalies may be a result of accumulations of certain magnetic rocks that are often found alongside precious metals such as gold and base metals such as copper. Electromagnetic surveys involve measuring whether or not rocks on the surface and subsurface of the property conduct electricity. Gold, silver and copper are excellent conductors of electricity.

The anticipated $10,000 cost of the program will be partially funded from our current cash on hand. We will need to raise additional funds in order to complete the program. We expect that these funds will be raised from the sale of our stock or from director loans, though no such arrangements have been made. If we are unable to raise these funds, we will have to delay the exploration program. We have not yet retained a geologist to oversee this exploration program.

As well, we anticipate spending an additional $20,000 on general administrative costs, including fees payable in connection with the filing of this registration statement and complying with reporting obligations.

Total expenditures over the next 12 months are therefore expected to be $35,000. As at June 30, 2005, our cash on hand is $5,516. We will have to raise additional funds within the next twelve months in order to effect our entire plan of operations.

While we have sufficient funds on hand to conduct the phase one exploration program on the Sparta property, we will require additional funding in order to cover anticipated costs of the phase two program and administrative expenses. We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. However, we do not have any arrangements in place for any future equity financing. We may also seek to obtain short-term loans from our directors, although no such arrangement has been made.

Results Of Operations For Period Ending June 30, 2005

We have not earned any revenues from our incorporation on February 13, 2003 to June 30, 2005. We do not anticipate earning revenues unless we enter into commercial production on the Sparta property, which is doubtful. We have not commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the property, or if such minerals are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $12,339 for the six-month period ending June 30, 2005. These operating expenses were comprised of $3,823 in professional fees, $3,026 in office and sundry costs and $3,000 in consulting fees and $2,490 in mineral property costs.

Our net loss decreased slightly in the six-month period ended June 30, 2005, as compared to the comparative period in 2004 ($12,339 as compared to $11,046). Costs were higher in the prior fiscal period due to our acquisition of the Sparta property.

At June 30, 2005, we held assets consisting entirely of cash of $5,516 and liabilities of $10,686.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.


ITEM 3:  CONTROLS AND PROCEDURES

Evalution of Disclosure Controls

Our management evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter on June 30, 2005. This evaluation was conducted by our chief executive officer, Brent Peters, and our principal accounting officer, Douglas Smith.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclose in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

Limitations on the Effective of Controls

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Conclusions

Based upon the evaluation of our controls, our chief executive officer and principal accounting officer have concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

PART II- OTHER INFORMATION

Item 1.  Legal Proceedings

We are not a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

Item 2.  Changes in Securities

The Company did not issue any securities during the quarter ended June 30, 2005.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Report on Form 8-K

31.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:  August 10, 2005

High Tide Ventures, Inc.

/s/ Brent Peters

------------------------------
Brent Peters, President