Form 10QSB
period 2005-09-30
High Tide Ventures, Inc.
filed 2005-11-14
CIK 1312206

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended    September 30, 2005
                                      ------------------

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ X ] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 12,650,000 shares of $0.001 par value common stock outstanding as of November 14, 2005.

                            HIGH TIDE VENTURES, INC.
                         (An Exploration Stage Company)


                          INTERIM FINANCIAL STATEMENTS


                               SEPTEMBER 30, 2005
                                   (Unaudited)
                            (Stated in U.S. Dollars)

                            HIGH TIDE VENTURES, INC.
                         (An Exploration Stage Company)

                                 BALANCE SHEETS
                            (Stated in U.S. Dollars)

--------------------------------------------------------------------------------------------------------------------------
                                                                                  September 30,           December 31,
                                                                                       2005                    2004
--------------------------------------------------------------------------------------------------------------------------
                                                                                   (Unaudited)               (Audited)
ASSETS

Current
     Cash and cash equivalents                                             $           1,821          $            14,854
     Prepaid expenses                                                                  1,000                            -
                                                                           -----------------------------------------------
                                                                           $           2,821          $            14,854
==========================================================================================================================

LIABILITIES

Current
     Accounts payable and accrued liabilities                              $           9,728          $            12,185
                                                                           -----------------------------------------------

STOCKHOLDERS' EQUITY

Common Stock (Note 4)
     Authorized:
         75,000,000 shares with a par value of $0.001

     Issued and Outstanding:
       12,650,000 common shares at September 30, 2005                                 12,650                       12,650
         12,650,000 common shares at December 31, 2004

     Additional paid-in capital                                                       38,100                       31,350

Deficit Accumulated During The Exploration Stage                                     (57,657)                     (41,331)
                                                                           -----------------------------------------------
                                                                                      (6,907)                       2,669
                                                                           -----------------------------------------------

                                                                           $           2,821          $            14,854
==========================================================================================================================

Nature And Continuance Of Operations (Note 1)


    The accompanying notes are an integral part of these financial statements

                            HIGH TIDE VENTURES, INC.
                         (An Exploration Stage Company)

                        INTERIM STATEMENTS OF OPERATIONS
                                   (Unaudited)
                            (Stated in U.S. Dollars)

--------------------------------------------------------------------------------------------------------------------------------
                                                                                                                  PERIOD FROM
                                                                                                                  FEBRUARY 13
                                                                                                                2003 (INCEPTION)
                                            THREE MONTHS ENDED                    NINE MONTHS ENDED                    TO
                                               SEPTEMBER 30                         SEPTEMBER 30                 SEPTEMBER 30,
                                           2005                 2004           2005              2004                2005
--------------------------------------------------------------------------------------------------------------------------------
Revenue                                $             -      $           -      $         -    $          -     $         -
                                       -----------------------------------------------------------------------------------------

Expenses
     Consulting                                  1,500              1,500            4,500           4,500          15,500
     Mineral property costs (Note 5)                 -              6,500            2,490           6,500           8,990
     Organizational costs                            -                  -                -               -             420
     Office and sundry                             995                769            4,022           2,315          10,570
     Professional fees                           1,493              1,321            5,314           1,321          22,177
                                       -----------------------------------------------------------------------------------------

Net Loss For The Period                $         3,988       $     10,090      $    16,326    $     14,636     $    57,657
================================================================================================================================


Basic And Diluted Loss Per Share       $         (0.00)       $     (0.00)     $     (0.00)   $      (0.00)
================================================================================================================================


Weighted Average Number Of Shares
Outstanding                                 12,650,000         12,650,000       12,650,000       9,966,533
================================================================================================================================

    The accompanying notes are an integral part of these financial statements

                            HIGH TIDE VENTURES, INC.
                         (An Exploration Stage Company)

                        INTERIM STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                            (Stated in U.S. Dollars)

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                   PERIOD FROM
                                                                                                                   FEBRUARY 13
                                                                                                                 2003 (INCEPTION)
                                                                               NINE MONTHS ENDED                        TO
                                                                                   SEPTEMBER 30                     SEPTEMBER 30
                                                                           2005                   2004                 2005
----------------------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
  Net loss for the period                                         $        (16,326)       $         (14,636)    $       (57,657)

  Change in non-cash working capital balance related to operations:
        Accounts payable and accrued liabilities                            (2,457)                     901               9,728
        Prepaid expenses                                                         -                        -                   -
        Non-cash services from a director                                    6,750                    6,750              23,250
                                                                  ----------------------------------------------------------------
                                                                          ( 12,033)                  (6,985)            (24,679)
                                                                  ----------------------------------------------------------------

Cash Flows From Financing Activities
  Capital stock issued                                                           -                   22,500              27,500
  Advance from related party                                                     -                   (2,500)                  -
                                                                  ----------------------------------------------------------------
                                                                                 -                   20,000              27,500
                                                                  ----------------------------------------------------------------

Increase (Decrease)In Cash During The Period                             (  12,033)                  13,015               2,821

Cash, Beginning Of Period                                                   14,854                    7,485                   -
                                                                  ----------------------------------------------------------------

Cash, End Of Period                                               $          2,821        $          20,500     $         2,821
==================================================================================================================================


Supplementary Disclosure Of Cash Flow Information
     Cash paid for:
         Interest                                                 $              -        $               -     $             -
         Income taxes                                             $              -        $               -     $             -
==================================================================================================================================


    The accompanying notes are an integral part of these financial statements

                            HIGH TIDE VENTURES, INC.
                         (An Exploration Stage Company)

                    INTERIM STATEMENT OF STOCKHOLDERS' EQUITY

         PERIOD FROM FEBRUARY 13, 2003 (INCEPTION) TO SEPTEMBER 30, 2005
                                   (Unaudited)
                            (Stated in U.S. Dollars)


                                                                                                    DEFICIT
                                                                                                  ACCUMULATED
                                                        COMMON SHARES           ADDITIONAL         DURING THE
                                                 ----------------------------
                                                                    PAR           PAID-IN         EXPLORATION
                                                    NUMBER         VALUE          CAPITAL            STAGE             TOTAL
                                                 --------------------------------------------------------------------------------
Balance, February 13, 2003 (Date of inception)
                                                        -       $     -       $        -       $         -         $        -

Capital stock issued for cash:
     October 2003 at $0.001                         5,000,000        5,000             -                 -                 5,000
Non-cash services from a director                       -             -              7,500               -                 7,500
Net loss for the period                                 -             -                -              (11,363)           (11,363)
                                                 --------------------------------------------------------------------------------

Balance, December 31, 2003                          5,000,000        5,000           7,500            (11,363)             1,137

Capital stock issued for cash:
     April 2004 at $0.001                           7,500,000        7,500             -                 -                 7,500
     May 2004 at $0.10                                150,000          150          14,850               -                15,000
Non-cash services from a director                       -             -              9,000               -                 9,000
Net loss for the year                                   -             -                -              (29,968)           (29,968)
                                                 --------------------------------------------------------------------------------

Balance, December 31, 2004                         12,650,000   $   12,650    $     31,350     $      (41,331)     $       2,669

Non-cash services from a director                       -             -              6,750               -                 6,750
Net loss for the period                                 -             -                -              (16,326)           (16,326)
                                                 --------------------------------------------------------------------------------
Balance, September 30, 2005                        12,650,000   $   12,650    $     38,100     $      (57,657)     $      (6,907)
                                                 ================================================================================


    The accompanying notes are an integral part of these financial statements

                             HIGHTIDE VENTURES, INC.
                         (An Exploration Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (Unaudited)
                            (Stated in U.S. Dollars)


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

     These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $57,657 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


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

     The results of operations for the nine months ended September 30, 2005 are not indicative of the results that may be expected for the full year.

                            HIGH TIDE VENTURES, INC.
                         (An Exploration Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (Unaudited)
                            (Stated in U.S. Dollars)

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

         On March 31, 2004, the EITF issued EITF 04-3, "Mining Assets' Impairment and Business Combinations" (EITF 04-3") which concluded that entities should generally include values in mining properties beyond proven and probable reserves and the effects of anticipated fluctuations in the future market price of minerals in determining the fair value of mining assets. The Company adopted EITF 04-3 on July 1, 2004. The adoption of EITF No. 04-3 has not had any impact on the Company's financial position or results of operations or cash flows.

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

                            HIGH TIDE VENTURES, INC.
                         (An Exploration Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (Unaudited)
                            (Stated in U.S. Dollars)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     e)  Foreign Currency Translation

         The Company's functional currency and reporting currency is the United States dollar. The financial statements of the Company are translated to United States dollars in accordance with SFAS No. 52 "Foreign Currency Translation". Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

                            HIGH TIDE VENTURES, INC.
                         (An Exploration Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (Unaudited)
                            (Stated in U.S. Dollars)

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

     j)  Stock Based Compensation

         The Company accounts for stock based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25 - "Accounting for Stock Issued to Employees" (APB No. 25) and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123 - "Accounting for Stock Based Compensation" (SFAS No. 123).

         Under APB No. 25, compensation expense is recognized based on the difference, if any, on the date of grant between the estimated fair value of the Company's stock and the amount an employee must pay to acquire the stock. Compensation expense is recognized immediately for past services and rateably for future services over the option vesting period.

     k)  Comprehensive Loss

         SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2005, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

     l)  New Accounting Standards

         Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, could have a material effect on the accompanying financial statements.

                            HIGH TIDE VENTURES, INC.
                         (An Exploration Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (Unaudited)
                            (Stated in U.S. Dollars)

3.   RELATED PARTY TRANSACTIONS

         Services Rendered by Related Party

         The Company has been provided with non-cash services from an officer and director. Accordingly, for the nine months ended September 30, 2005, consulting services have been recorded of $4,500 (2004 - $4,500), rental expense of $2,250 (2004 - $2,250) has been recorded, and additional paid-in capital has been increased by the corresponding amounts.

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

     At September 30, 2005, there were no outstanding stock options or warrants.


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

While we have sufficient funds on hand to conduct all presently recommended exploration on the Sparta property, we will require additional funding for supplemental exploration work on the Sparta property. We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. However, we do not have any arrangements in place for any future equity financing. We may also seek to obtain short-term loans from our directors, although no such arrangement has been made.

Subsequent to the quarter ended September 30, 2005, our president, Brent Peters loaned $50,000 to us. This loan is unsecured, non-interest bearing and payable upon demand. Our cash on hand subsequent to the quarter ended September 30, 2005 is $51,821.

Results Of Operations For Period Ending September 30, 2005

We have not earned any revenues from our incorporation on February 13, 2003 to September 30, 2005. We do not anticipate earning revenues unless we enter into commercial production on the Sparta property, which is doubtful. We have not commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the property, or if such minerals are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $16,326 for the nine-month period ending September 30, 2005. These operating expenses were comprised of $5,314 in professional fees, $4,500 in consulting fees, $4,022 in office and sundry costs and $2,490 in mineral property costs.

Our net loss increased slightly in the nine-month period ended September 30, 2005, as compared to the comparative period in 2004 ($16,326 as compared to $14,636). Professional fees increased from $1,321 to $5,314 in the current fiscal year and mineral property costs decreased to $2,490 from $6,500 in the nine-month period ended September 30, 2004.

At September 30, 2005, we held assets of $2,821 consisting of cash of $1,821 and prepaid expenses of $1,000. Liabilities at the same date totaled $9,728.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

ITEM 3:  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

Our management evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter on September 30, 2005. This evaluation was conducted by our chief executive officer, Brent Peters, and our principal accounting officer, Douglas Smith.

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

Item 2.  Changes in Securities

The Company did not issue any securities during the quarter ended September 30, 2005.

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

DATED:  November 14, 2005

High Tide Ventures, Inc.

/s/ Brent Peters

------------------------------
Brent Peters, President