Form 10KSB
period 2005-12-31
High Tide Ventures, Inc.
filed 2006-03-31
CIK 1312206

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

             [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2005
                                -----------------

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to __________________


                       Commission file number: 333-121542


                            HIGH TIDE VENTURES, INC.
                            ------------------------
                 (Name of small business issuer in its charter)



          Nevada                                 Applied For
-------------------------------        ------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)

                           747 17th Street, Suite 301
                      West Vancouver. B.C., Canada V7V 3T4
                      ------------------------------------
                    (Address of principal executive offices)

                                 (604) 351-1897
                            -------------------------
                            Issuer's telephone number

Securities to be registered pursuant to Section 12(b) of the Act:

Title of each class                        Name of each exchange on which
to be so registered                        each class is to be registered

     None                                            None

Securities to be registered pursuant to Section 12(g) of the Act:

                                Common Stock
                                ------------
                               (Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

        Yes    X                               No
            ---------                              ---------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

             Yes      X                               No
                 -----------                             ------------

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).    Yes           No    X
                                                      ---------     ----------


State issuer's revenues for its most recent fiscal year:          Nil
                                                          ----------------------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

$765,000 as at March 31, 2006 based on the last sale's price of our common stock
 -------------------------------------------------------------------------------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

             12,650,000 shares of common stock as at March 31, 2006
             ------------------------------------------------------

                                TABLE OF CONTENTS

                                                                                                               Page
ITEM 1:  DESCRIPTION OF BUSINESS..................................................................................4
ITEM 2:  DESCRIPTION OF PROPERTY.................................................................................13
ITEM 3:  LEGAL PROCEEDINGS.......................................................................................13
ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................................................13
ITEM 5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS................................................13
ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION...............................................14
ITEM 7:  FINANCIAL STATEMENTS....................................................................................15
ITEM 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND   FINANCIAL DISCLOSURES.................27
ITEM 8A:  CONTROLS AND PROCEDURES................................................................................27
ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS............................................27
ITEM 10:  EXECUTIVE COMPENSATION.................................................................................29
ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.........................................29
ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.........................................................29
ITEM 13:  EXHIBITS AND REPORTS...................................................................................30
ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES.................................................................30

PART I

ITEM 1:  DESCRIPTION OF BUSINESS

In General

We intend to commence operations as an exploration stage company. We will be engaged in the acquisition and exploration of mineral properties with a view to exploiting any mineral deposits we discover that demonstrate economic feasibility. Economic feasibility refers to a formal evaluation completed by an engineer or geologist, which confirms that the property can be successfully operated as a mine.

We own a 100% interest in a one - eighteen unit mineral claim collectively known as the Sparta property. We do not have any current plans to acquire interests in additional mineral properties, though we may consider such acquisitions in the future. There is no assurance that a commercially viable mineral deposit exists on the property. Further exploration will be required before a final evaluation as to the economic and legal feasibility is determined.

Our plan of operation is to conduct exploration work on the Sparta property in order to ascertain whether it possesses economic quantities of gold, silver, copper and/or zinc. There can be no assurance that economic mineral reserves exist on the Sparta property until appropriate exploration work is done and an economic evaluation based on such work concludes that production of minerals from the property is economically feasible.

Mineral property exploration is typically conducted in phases. Each subsequent phase of exploration work is recommended by a geologist based on the results from the most recent phase of exploration. We have not yet commenced the initial phase of exploration on the Sparta claim. Once we have completed each phase of exploration, we will make a decision as to whether or not we proceed with each successive phase based upon the analysis of the results of that program. Our directors will make this decision based upon the recommendations of the independent geologist who oversees the program and records the results.

Even if we complete our proposed exploration programs on the Sparta property and they are successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit.

Sparta Property Purchase Agreement

On May 28, 2004, we entered into an agreement with Mr. Max Braden of Yellowknife, Northwest Territories, Canada, whereby he agreed to sell to us one mineral claim located approximately 80 miles northeast of Yellowknife, Northwest Territories that has the potential to contain gold, silver, copper and/or zinc mineralization or deposits. In order to acquire a 100% interest in these claims, we paid $6,500 to Mr. Braden.

Description, Location and Access

The Sparta Property is located near Cross Lake, in the South Mining District of the Northwest Territories, Canada, approximately 80 miles northeast of the city of Yellowknife. The claim is located at latitude 63(0)05' north and longitude 113(0)30' west and is recorded under record number #F81800.

The property may be accessed by float-equipped charter aircraft or helicopter from Yellowknife. Yellowknife provides ready access to facilities and a skilled population base that can provide all the necessary services need for exploration. Drilling companies and assay facilities are also present in Yellowknife.

Throughout the Sparta property area, sub-arctic alder and white lodge pine, intermixed with tundra bogs, are found. Winters are cold with generally medium snowfall accumulations and summers are temperate with adequate precipitation.

Title to the Sparta Property

The Sparta property consists of one mineral claim comprising 1,112 acres, that is registered in the name of Max Braden and is in good standing until May 28, 2006. There are no underlying agreements or interests in the property. Details regarding the Sparta claim are as follows:

Claim Name     Claim Number    Date of Recording     Date of Expiry

Sparta           F81800          May 28, 2003        May 28, 2006

To maintain the claim in good standing in accordance with the Mineral Tenure Act of the Northwest Territories, we must incur at least $200 per year in exploration work on the mineral claim to extend the expiry date for one year.

A "mineral claim" refers to a specific section of land over which a title holder owns rights to exploration to ground. Such rights may be transferred or held in trust. Mr. Braden holds the mineral claim comprising the Sparta property in trust for us. It is a common procedure to have such claims held in trust given the expense that we would incur in registering as a recorded claim holder in the Northwest Territories. We can request that the claims be registered in our name at any time.

The registration of the claims in the name of a trustee does not impact a third party's ability to commence an action against us respecting the Sparta property or to seize the claims after obtaining judgment.

The fee simple owner of the real property underlying the Sparta property is the government of Canada. The government has the right to sell title to this land to a third party, but is unlikely to do so given the remote location of the property.

We acquired the Sparta claim pursuant to a mineral property purchase agreement dated May 28, 2004. Pursuant to the agreement, we acquired a 100% interest in the claim for a cash payment of $6,500.

We have the right to explore the property for mineralization, provided such exploration does not unreasonably disturb the fee simple owner's use of the land. Because the property is undeveloped, and due to its remote location, our exploration efforts are unlikely to be impacted.

Exploration History

During the 1940's, several mineral exploration companies completed a total of 76 drill holes on the Sparta claim totalling 9,994 feet. The results of this exploration are not known.

Treminco Explorations Canada Ltd. acquired an interest in the Sparta property and completed geological mapping in 1986. Geological mapping involves plotting previous exploration data relating to a property property on a map in order to determine the best property locations to conduct subsequent exploration work. Treminco did not conduct further exploration on the property.

The Sparta property is free of mineral workings as only initial sampling and limited drilling has been conducted on the claim. There is no equipment or other infrastructure facilities located on the property. There is no power source located on the Sparta claim. We will need to use portable generators if we require a power source for exploration.

There is no exploration currently being conducted on the Sparta claim. We expect to commence an initial phase of exploration on the property in May 2005.

We have not completed any exploration on the Sparta claim to date. Details of planned exploration are described in the section entitled "Proposed Budget" below. The Sparta claim is without known reserves. Our proposed exploration is exploratory in nature.

Mineralization

The Sparta property is underlain by the metasedimentary rocks of the area. Metasedimentary rocks form in layers which have been subject to some degree of change due to volcanic heat and pressure.

The most prospective exploration area of the property is a gold-bearing vein. A vein is a regularly shaped and lengthy occurrence of mineralization. The mineralized structure of the Sparta vein may have two limbs of a folded vein or be two separate veins that have joined. Veins fold (ie. the rock layers bend) due to volcanic activity.

The whole structure appears to widen to the north of the property. The east limb appears to grow skinnier and end to the south, while the west limb extends about 750 to 1,000 feet to the south, as well as to the north.

Geological Assessment Report: Sparta Property

We retained Mr. Glen Macdonald, a professional geologist, to prepare a geological summary report on the Sparta property. He concludes that the Sparta property warrants further exploration, given that rock formations on the property are similar to those found on other properties containing economic reserves. A property contains "economic reserves" if it contains enough minerals that it can be mined profitably. He recommends a two-phase exploration program to further delineate the mineralized system currently recognized on the Sparta claim.

Phase I would consist of a geological review of the main mineralized areas of the property. The reason for this review is to determine which areas of the property have the greatest potential to host significant mineralization and to choose targets for the next phase of exploration. The Phase I exploration program will take approximately one month to complete. We anticipate commencing this phase of exploration in May 2006.

Phase II would involve geological mapping and geophysical surveying using both magnetic and electromagnetic instrumentation. Magnetic surveys involve searching for changes in the magnetic field over property areas. Magnetic anomalies may be a result of accumulations of certain magnetic rocks that are often found alongside precious metals such as gold and base metals such as copper. Electromagnetic surveys involve measuring whether or not rocks on the surface and subsurface of the property conduct electricity. Gold, silver and copper are excellent conductors of electricity. Areas of high conductivity and magnetic anomalies are targets for follow-up exploration.

Geological mapping will involve gathering samples from the property surface. Samples are soil samples or pieces of rock that appear to contain precious metals such as gold and silver, or industrial metals such as copper and nickel. All samples gathered will be sent to a laboratory where they are crushed and analysed for metal content. All results are then plotted on a map in order to determine the best property locations to conduct subsequent exploration work.

The reason for this phase is to determine whether prospective areas of the property contain mineralization on the surface and also have the potential to contain additional mineralization below the surface, based on the results of the geophysical surveys.

We anticipate commencing this phase of exploration in July 2006.

Proposed Budget

Approximate costs for the recommended two phase program are as following:


Phase One:  Data Acquisition

Geological and Air Photo Review:                 $5,000.00
                                                 ---------


Total Phase I Costs:                             $5,000.00
                                                 ---------
Phase Two:  Geological Survey and
            Geophysical Survey

Mapping:                                        $ 3,200.00
Assaying:                                       $ 1,000.00
Geophysical test surveys:                       $ 4,000.00
Helicopter support:                             $ 1,800.00
                                                ----------

Total Phase II Costs:                           $10,000.00
                                                ----------
Total Program Costs:                            $15,000.00
                                                ==========

The Phase I exploration program will be funded from our cash on hand.
The anticipated $10,000 cost of the Phase II program will be partially funded from our current cash on hand. We will need to raise additional funds in order to complete the program. We expect that these funds will be raised from the sale of our stock or from director loans, though no such arrangements have been made. If we are unable to raise these funds, we will have to delay the exploration program.

We have not yet retained a geologist to oversee either phase of exploration.

Compliance with Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in Canada generally, and in the Northwest Territories specifically.

We will have to sustain the cost of reclamation and environmental mediation for all exploration and development work undertaken. The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the currently planned work programs. Because there is presently no information on the size, tenor, or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on earnings or our competitive position in the event a potentially economic deposit is discovered.

If we enter into production, the cost of complying with permit and regulatory environment laws will be greater than in the exploration phases because the impact on the project area is greater. Permits and regulations will control all aspects of any production program if the project continues to that stage because of the potential impact on the environment. Examples of regulatory requirements include:

-    Water discharge will have to meet water standards;

-    Dust generation will have to be minimal or otherwise re-mediated;

- Dumping of material on the surface will have to be re-contoured and re-vegetated;

- An assessment of all material to be left on the surface will need to be environmentally benign;

-    Ground water will have to be monitored for any potential contaminants;

- The socio-economic impact of the project will have to be evaluated and if deemed negative, will have to be re-mediated; and

- There will have to be an impact report of the work on the local fauna and flora.

Employees

We have no employees as of the date of this annual report other than our two directors.

Research and Development Expenditures

We have not incurred any other research or development expenditures since our incorporation.

Subsidiaries

We do not have any subsidiaries.

Patents and Trademarks

We do not own, either legally or beneficially, any patents or trademarks.

Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this annual report before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

IF WE DO NOT OBTAIN ADDITIONAL FINANCING, OUR BUSINESS WILL FAIL.

Our current operating funds are less than necessary to complete all intended exploration of the Sparta property, and therefore we will need to obtain additional financing in order to complete our business plan. As of December 31, 2005, we had cash in the amount of $50,107. We currently do not have any operations and we have no income.

Our business plan calls for significant expenses in connection with the exploration of the Sparta property. While we have sufficient funds to conduct the initial phase of recommended exploration on the property estimated to cost $5,000 and the second phase program estimated to cost $10,000, we will require additional financing in order to determine whether the property contains economic reserves and to cover our anticipated administrative costs. A property contains "economic reserves" if it contains enough minerals that it can be mined profitably.

We will also require additional financing if the costs of the exploration of the Sparta property are greater than anticipated. Even after completing all proposed exploration, we will not know if we have a commercially viable mineral deposit.

We will require additional financing to sustain our business operations if we are not successful in earning revenues once exploration is complete. We do not currently have any arrangements for financing and may not be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including the market price for copper, zinc, silver and gold investor acceptance of our property and general market conditions. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders. The only other anticipated alternative for the financing of further exploration would be our sale of a partial interest in the Sparta property to a third party in exchange for cash or exploration expenditures, which is not presently contemplated.

BECAUSE WE HAVE NOT COMMENCED BUSINESS OPERATIONS, WE FACE A HIGH RISK OF BUSINESS FAILURE.

We have not yet commenced exploration on the Sparta property. Accordingly, we have no way to evaluate the likelihood that our business will be successful. We were incorporated on February 13, 2003 and to date have been involved primarily in organizational activities and the acquisition of our mineral property. We have not earned any revenues as of the date of this annual report. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to
exploration,   and  additional  costs  and  expenses  that  may  exceed  current estimates.

Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from development of the Sparta property and the production of minerals from the claims, we will not be able to earn profits or continue operations.

There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

BECAUSE OF THE SPECULATIVE NATURE OF EXPLORATION OF MINING PROPERTIES, THERE IS A SUBSTANTIAL RISK THAT OUR BUSINESS WILL FAIL.

The search for valuable minerals as a business is extremely risky. The likelihood of our mineral claims containing economic reserves of gold, silver, copper and zinc is extremely remote. A property contains "economic reserves" if it contains enough minerals that it can be mined profitably.

Exploration for minerals is a speculative venture necessarily involving substantial risk. In all probability, the Sparta property does not contain any reserves and funds that we spend on exploration will be lost. As well, problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan.

THE PROBABILITY OF AN INDIVIDUAL MINERAL EXPLORATION PROSPECT CONTAINING RESERVES IS EXTREMELY REMOTE. IT IS UNLIKELY THAT WE WILL FIND RESERVES ON THE SPARTA PROPERTY. YOU MAY LOSE YOUR ENTIRE INVESTMENT AS A RESULT.

Very few exploration stage mineral properties, such as the Sparta property contain sufficient quantities of mineralization to constitute a reserve. A "reserve" is that part of a mineral deposit which could be economically and legally extracted or produced.

In all probability, the Sparta property does not contain any reserves and all funds that we intend to spend on its exploration will be ultimately lost.

WE NEED TO  CONTINUE  AS A GOING  CONCERN IF OUR  BUSINESS  IS TO  SUCCEED.  OUR
INDEPENDENT AUDITOR HAS RAISED DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

The independent accountant's report to our audited financial statements for the period ended December 31, 2005 indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such factors identified in the report are that we have no source of revenue and our dependence upon obtaining adequate financing. If we are not able to continue as a going concern, it is likely investors will lose all of their investment.

BECAUSE OF THE INHERENT DANGERS INVOLVED IN MINERAL EXPLORATION, THERE IS A RISK THAT WE MAY INCUR LIABILITY OR DAMAGES AS WE CONDUCT OUR BUSINESS.

The search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. The payment of such liabilities may have a material adverse effect on our financial position.

BECAUSE THE SPARTA PROPERTY HAS NOT BEEN EXAMINED IN THE FIELD BY A PROFESSIONAL GEOLOGIST OR MINING ENGINEER, OUR EVALUATION THAT THE CLAIM MAY CONTAIN SIGNIFICANT MINERALIZATION MAY NOT BE ACCURATE.

All of the information that we have regarding the potential of the Sparta claim to contain significant mineralization is based upon our consulting geologist's review of data regarding past exploration conducted on the property that is maintained by the government of the Northwest Territories. To date, we have not retained a geologist or mining engineer to examine the Sparta property in person. As a result, our assessment of the potential for the claim to contain mineralization may be inaccurate. If we cannot confirm the presence of mineralization discovered through past exploration, our business plan will fail.

EVEN IF WE DISCOVER COMMERCIAL RESERVES OF PRECIOUS METALS ON THE SPARTA PROPERTY, WE MAY NOT BE ABLE TO SUCCESSFULLY COMMENCE COMMERCIAL PRODUCTION.

The Sparta property does not contain any known bodies of mineralization. If our exploration programs are successful in establishing gold, silver, copper and/or zinc of commercial tonnage and grade, we will require additional funds in order to place the property into commercial production. We may not be able to obtain such financing.

IF WE BECOME SUBJECT TO BURDENSOME GOVERNMENT REGULATION OR OTHER LEGAL UNCERTAINTIES, OUR BUSINESS WILL BE NEGATIVELY AFFECTED.

There are several governmental regulations that materially restrict mineral property exploration and development. Under Canadian mining law, to engage in certain types of exploration will require work permits, the posting of bonds, and the performance of remediation work for any physical disturbance to the land. While these current laws will not affect our current exploration plans, if we proceed to commence drilling operations on the Sparta property, we will incur modest regulatory compliance costs.

In addition, the legal and regulatory environment that pertains to the exploration of ore is uncertain and may change. Uncertainty and new regulations could increase our costs of doing business and prevent us from exploring for ore deposits. The growth of demand for ore may also be significantly slowed. This could delay growth in potential demand for and limit our ability to generate revenues. In addition to new laws and regulations being adopted, existing laws may be applied to mining that have not as yet been applied. These new laws may increase our cost of doing business with the result that our financial condition and operating results may be harmed.

BECAUSE  OUR  PRESIDENT  HAS  OTHER  BUSINESS  INTERESTS,  HE MAY NOT BE ABLE OR
WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATIONS, CAUSING OUR BUSINESS TO FAIL.

Our president, Mr. Brent Peters only spends approximately 15% of his business time providing his services to us. While Mr. Peters presently possesses adequate time to attend to our interests, it is possible that the demands on Mr. Peters from his other obligations could increase with the result that he would no longer be able to devote sufficient time to the management of our business.

BECAUSE MANAGEMENT HAS NO TECHNICAL EXPERIENCE IN MINERAL EXPLORATION, OUR BUSINESS HAS A HIGHER RISK OF FAILURE.

None of our directors has any technical training in the field of geology and specifically in the areas of exploring for, starting and operating a mine. As a result, we may not be able to recognize and take advantage of potential acquisition and exploration opportunities in the sector without the aid of qualified geological consultants. As well, with no direct training or experience, our management may not be fully aware of the specific requirements related to working in this industry. Their decisions and choices may not be well thought out and our operations, earnings and ultimate financial success may suffer irreparable harm as a result.

A PURCHASER IS PURCHASING PENNY STOCK WHICH LIMITS HIS OR HER ABILITY TO SELL THE STOCK.

Our shares constitute penny stock under the Exchange Act. The shares will remain penny stock for the foreseeable future. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, thus limiting investment liquidity. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in our company will be subject to rules 15g-1 through 15g-10 of the Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

Forward-Looking Statements

This annual report contains forward-looking statements that involve risks and uncertainties. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements. Our actual results are most likely to differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in the "Risk Factors" section and elsewhere in this annual report.

ITEM 2:  DESCRIPTION OF PROPERTY

We own a 100% interest in the mineral exploration rights to the one mineral claim comprising the Sparta property. We do not own or lease any property other than the Sparta property.

Our president, Brent Peters, provides office space at 747 17th Street, Suite 301, West Vancouver, British Columbia to us free of charge.

ITEM 3:  LEGAL PROCEEDINGS

There are no legal proceedings pending or threatened against us.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of our fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our shares of common stock are quoted for trading on the OTC Bulletin Board under the symbol HITI. However, no trades of our shares of common stock have occurred through the facilities of the OTC Bulletin Board to the date of this annual report.

We had 32 shareholders of record as at the date of this annual report.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1. we would not be able to pay our debts as they become due in the usual course of business; or

2. our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Our plan of operation for the twelve months following the date of this annual report is to complete the recommended phase one and two exploration programs on the Sparta property. We anticipate that the phase one program will cost approximately $5,000, while the phase two program will cost approximately $10,000. To date, we have not commenced exploration on the Sparta property.

The phase one exploration program on the Sparta property should take approximately one month to complete. The anticipated $5,000 cost of the program will be funded from our current cash on hand. The exploration program will consist of a geological review of the main mineralized areas of the property. The review will be conducted by a geologist. We have not yet retained a geologist to oversee this phase of exploration.

We will then undertake the phase two work program. This program will also take approximately one month to complete. The phase two work program will consist of geological mapping and geophysical surveying using both magnetic and electromagnetic instrumentation. Magnetic surveys involve searching for changes in the magnetic field over property areas. Magnetic anomalies may be a result of accumulations of certain magnetic rocks that are often found alongside precious metals such as gold and base metals such as copper. Electromagnetic surveys involve measuring whether or not rocks on the surface and subsurface of the property conduct electricity. Gold, silver and copper are excellent conductors of electricity.

The anticipated $10,000 cost of the program will be funded from our current cash on hand. As well, we anticipate spending an additional $20,000 on general administrative costs, including fees we will incur in order to comply with our reporting obligations.

Total expenditures over the next 12 months are therefore expected to be $35,000. As at December 31, 2005, our cash on hand is $50,107. We anticipate that these funds will be sufficient to fund our operations for approximately 20 months. We will have to raise additional funds within the next twelve months in order to affect our entire plan of operations.

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

Results Of Operations For Fiscal Year Ended December 31, 2005

We did not earn any revenues during the fiscal year ending December 31, 2005. We have not commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the property.

We incurred operating expenses in the amount of $32,020 for the year consisting of professional fees of $14,784, consulting fees of $8,500, office and sundry costs of $6,246 and mineral property costs of $2,490. On net loss in 2005 increased slightly when compared with our 2004 fiscal year ($32,020 in 2005 as compared to $29,968 in 2004). This increase in net loss was primarily due to increases in consulting fees ($8,500 in 2005; $6,000 in 2004) and office and sundry costs ($6,246 in 2005; $4,033 in 2004) in 2005.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons, there is substantial doubt that we will be able to continue as a going concern.


ITEM 7:  FINANCIAL STATEMENTS

                            HIGH TIDE VENTURES, INC.
                         (An Exploration Stage Company)


                              FINANCIAL STATEMENTS


                           DECEMBER 31, 2005 AND 2004

                            (Stated in U.S. Dollars)

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Directors and Stockholders of
High Tide Ventures, Inc.
(An Exploration Stage Company)

We have audited the balance sheets of High Tide Ventures, Inc. (an exploration stage company) as at December 31, 2005 and 2004, and the statements of operations, cash flows, and stockholders' (deficiency) equity for the years then ended, and for the cumulative period from February 13, 2003 (date of inception) to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2005 and 2004, and the results of its operations and its cash flows for the periods indicated in conformity with United States generally accepted accounting principles.

The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company incurred a net loss of $73,351 since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfil its exploration activities. These factors raise substantial doubt that the Company will be able to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Vancouver, Canada

March 22, 2006                                       Chartered Accountants

                            HIGH TIDE VENTURES, INC.
                         (An Exploration Stage Company)

                                 BALANCE SHEETS
                            (Stated in U.S. Dollars)

--------------------------------------------------------------------------------------------------------------------------
                                                                                            December 31,
                                                                                       2005                    2004
--------------------------------------------------------------------------------------------------------------------------
ASSETS

Current
     Cash and cash equivalents                                             $          50,107          $            14,854
==========================================================================================================================

LIABILITIES

Current
     Accounts payable and accrued liabilities                              $          20,458          $            12,185
     Due to related party (Note 4(a))                                                 50,000                            -
                                                                           -----------------------------------------------
                                                                                      70,458                       12,185
                                                                           -----------------------------------------------
STOCKHOLDERS' EQUITY

Common Stock (Note 5)
     Authorized:
         75,000,000 shares with a par value of $0.001

     Issued and Outstanding:
         12,650,000 common shares                                                     12,650                       12,650

     Additional paid-in capital                                                       40,350                       31,350

Deficit Accumulated During The Exploration Stage                                     (73,351)                     (41,331)
                                                                           -----------------------------------------------
                                                                                     (20,351)                       2,669
                                                                           -----------------------------------------------

                                                                           $          50,107          $            14,854
==========================================================================================================================

Nature And Continuance Of Operations (Note 1)


   The accompanying notes are an integral part of these financial statements

                            HIGH TIDE VENTURES, INC.
                         (An Exploration Stage Company)

                            STATEMENTS OF OPERATIONS
                            (Stated in U.S. Dollars)

----------------------------------------------------------------------------------------------------------------------
                                                                                                       CUMULATIVE
                                                                                                      PERIOD FROM
                                                                                                       INCEPTION
                                                                                                      FEBRUARY 13
                                                                                                          2003
                                                                      YEARS ENDED                          TO
                                                                      DECEMBER 31                      DECEMBER 31,
                                                              2005                2004                    2005
----------------------------------------------------------------------------------------------------------------------
Revenue                                                $              -    $              -     $           -
                                                       ---------------------------------------------------------------

Expenses
     Consulting                                                   8,500               6,000               19,500
     Mineral property costs                                       2,490               6,500                8,990
     Organizational costs                                             -                   -                  420
     Office and sundry                                            6,246               4,033               12,794
     Professional fees                                           14,784              13,435               31,647
                                                       ---------------------------------------------------------------

Net Loss For The Period                                $         32,020    $         29,968     $         73,351
======================================================================================================================


Basic And Diluted Loss Per Share                       $          (0.00)   $          (0.00)
===============================================================================================


Weighted Average Number Of Shares Outstanding
                                                             12,650,000          10,664,740
===============================================================================================


    The accompanying notes are an integral part of these financial statements

                            HIGH TIDE VENTURES, INC.
                         (An Exploration Stage Company)

                            STATEMENTS OF CASH FLOWS
                            (Stated in U.S. Dollars)


---------------------------------------------------------------------------------------------------------------------------------
                                                                                                                    CUMULATIVE
                                                                                                                    PERIOD FROM
                                                                                                                     INCEPTION
                                                                                                                    FEBRUARY 13
                                                                                                                       2003
                                                                                   YEAR ENDED                           TO
                                                                                   DECEMBER 31                       DECEMBER 31
                                                                             2005                  2004                2005
---------------------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
  Net loss for the period                                         $        (32,020)       $         (29,968)  $        (73,351)

  Change in non-cash working capital balance related to operations:
        Accounts payable and accrued liabilities                             8,273                    8,337             20,458
        Non-cash services from a director                                    9,000                    9,000             25,500
                                                                  ---------------------------------------------------------------
Cash Used In Operating Activities                                         ( 14,747)                 (12,631)           (27,393)
                                                                  ---------------------------------------------------------------

Cash Flows From Financing Activities
  Capital stock issued                                                           -                   22,500             27,500
  Advance from related party                                                50,000                   (2,500)            50,000
                                                                  ---------------------------------------------------------------
Cash Provided By Financing Activities                                       50,000                   20,000             77,500
                                                                  ---------------------------------------------------------------

Net Increase In Cash During The Period                                      35,253                    7,369             50,107

Cash, Beginning Of Period                                                   14,854                    7,485               -
                                                                  ---------------------------------------------------------------

Cash, End Of Period                                               $         50,107        $          14,854   $         50,107
=================================================================================================================================


Supplementary Disclosure Of Cash Flow Information
     Cash paid for:
         Interest                                                 $            -          $               -   $           -
         Income taxes                                             $            -          $               -   $           -
=================================================================================================================================

    The accompanying notes are an integral part of these financial statements

                            HIGH TIDE VENTURES, INC.
                         (An Exploration Stage Company)

                 STATEMENT OF STOCKHOLDERS' (DEFICIENCY) EQUITY

               PERIOD FROM DATE OF INCEPTION, FEBRUARY 13, 2003 TO
                                DECEMBER 31, 2005
                            (Stated in U.S. Dollars)



                                                                                                    DEFICIT
                                                                                                  ACCUMULATED
                                                        COMMON STOCK            ADDITIONAL         DURING THE
                                                 ----------------------------
                                                                    PAR           PAID-IN         EXPLORATION
                                                    NUMBER         VALUE          CAPITAL            STAGE             TOTAL
                                                 -------------- ------------- ---------------- ------------------- --------------
Balance, February 13, 2003 (Date of inception)
                                                        -       $     -       $        -       $         -         $        -

Capital stock issued for cash:
     October 2003 at $0.001                         5,000,000        5,000             -                 -                 5,000
Non-cash services from a director                       -             -              7,500               -                 7,500
Net loss for the period                                 -             -                -              (11,363)           (11,363)
                                                 -------------- -- ---------- --- ------------ -- ---------------- --- ----------

Balance, December 31, 2003                          5,000,000        5,000           7,500            (11,363)             1,137

Capital stock issued for cash:
     April 2004 at $0.001                           7,500,000        7,500             -                 -                 7,500
     May 2004 at $0.10                                150,000          150          14,850               -                15,000
Non-cash services from a director                       -             -              9,000               -                 9,000
Net loss for the year                                   -             -                -              (29,968)           (29,968)
                                                 -------------- -- ---------- --- ------------ -- ---------------- --- ----------

Balance, December 31, 2004                         12,650,000   $   12,650    $     31,350     $      (41,331)     $       2,669

Non-cash services from a director                       -             -              9,000               -                 9,000
Net loss for the year                                   -             -                -              (32,020)           (32,020)
                                                 -------------- -- ---------- --- ------------ -- ---------------- --- ----------
Balance, December 31, 2005                         12,650,000   $   12,650    $     40,350     $      (73,351)     $     (20,351)
                                                 ============== ============= ================ =================== ==============


    The accompanying notes are an integral part of these financial statements

                            HIGH TIDE VENTURES, INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004
                            (Stated in U.S. Dollars)


1.   NATURE AND CONTINUANCE OF OPERATIONS

     a)  Organization

         The Company was incorporated in the State of Nevada, U.S.A., on February 13, 2003.

     b)  Exploration Stage Activities

         The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Upon location of a commercial minable reserve, the Company expects to actively prepare the site for its extraction and enter a development stage.

    c)   Going Concern

         The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

         As shown in the accompanying financial statements, the Company has incurred a net loss of $73,351 for the period from February 13, 2003 (inception) to December 31, 2005, and has no revenue. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of an classification of liabilities that might be necessary in the event the Company cannot continue in existence.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of certain assets and liabilities may depend upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment. The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

                            HIGH TIDE VENTURES, INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004
                            (Stated in U.S. Dollars)



2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     a)  Cash and Cash Equivalents

         The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As at December 31, 2005, there were no cash equivalents.

     b)  Mineral Property Acquisition Payments and Exploration Costs

     The Company expenses all costs incurred on mineral properties to which it has secured exploration rights prior to the establishment of proven and probable reserves. If and when proven and probably reserves are determined for a property and a feasibility study prepared with respect to the property, then subsequent exploration and development costs of the property will be capitalized.

     The Company regularly performs evaluations of any investment in mineral properties to assess the recoverability and/or the residual value of its investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable.

     c)  Exploration Expenditures

     The Company follows a policy of expensing exploration expenditures until a production decision in respect of the project and the Company is reasonably assured that it will receive regulatory approval to permit mining operations, which may include the receipt of a legally binding project approval certificate.

     Management periodically reviews the carrying value of its investments in mineral leases and claims with internal and external mining related professionals. A decision to abandon, reduce or expand a specific project is based upon many factors including general and specific assessments of mineral deposits, anticipated future mineral prices, anticipated future costs of exploring, developing and operating a production mine, the expiration term and ongoing expenses of maintaining mineral properties and the general likelihood that the Company will continue exploration on such project. The Company does not set a pre-determined holding period for properties with unproven deposits, however, properties which have not demonstrated suitable metal concentrations at the conclusion of each phase of an exploration program are re-evaluated to determine if future exploration is warranted, whether there has been any impairment in value and that their carrying values are appropriate.

                            HIGH TIDE VENTURES, INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004
                            (Stated in U.S. Dollars)



2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     c)  Exploration Expenditures (Continued)

     If an area of interest is abandoned or it is determined that its carrying value cannot be supported by future production or sale, the related costs are charged against operations in the year of abandonment or determination of value. The amounts recorded as mineral leases and claims represent costs to date and do not necessarily reflect present or future values.

     The Company's exploration activities and proposed mine development are subject to various laws and regulations governing the protection of the environment. These laws are continually changing, generally becoming more restrictive. The Company has made, and expects to make in the future, expenditures to comply with such laws and regulations.

     The  accumulated  costs of  properties  that are  developed on the stage of
     commercial   production   will   be   amortized   to   operations   through
     unit-of-production depletion.

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

                            HIGH TIDE VENTURES, INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004
                            (Stated in U.S. Dollars)



2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

                            HIGH TIDE VENTURES, INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004
                            (Stated in U.S. Dollars)



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

     k)  Comprehensive Loss

         SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2005, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

                            HIGH TIDE VENTURES, INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004
                            (Stated in U.S. Dollars)



3.       RECENT ACOUNTING PRONOUNCEMENTS

a) In November 2005, the FASB issued Staff Position No. FAS 115-1 - "The Meeting of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("FSP 115-1"). FSP 115-1 provides accounting guidance for identifying and recognizing other-than-temporary impairments of debt and equity securities, as well as cost method investments in addition to disclosure requirements. FSP 115-1 is effective for reporting periods beginning after December 15, 2005, and earlier application is permitted. The Company has determined that the adoption of FSP 115-1 does not have an impact on its result of operations or financial position.

b) In March 2005, the Emerging Issue Task Force issued EITF Issue 04-6 - "Accounting for Stripping Costs in the Mining Industry ("EITF Issue 04-6"), stating that post-production stripping costs are a component of mineral inventory costs subject to the provisions of the American Institute of Certified Public Accountants Accounting Research Bulletin No. 43 - "Restatement and Revision of Accounting Research Bulletins, Chapter 4, "Inventory Pricing", ("ARB No. 43"). Based upon this statement, post production stripping costs are considered as costs of the extracted minerals under a full absorption costing system and are recognized as a component of inventory to be recognized in costs of coal sales in the same period as the revenue from the sale of the inventory. In addition, capitalization of such costs would be appropriate only to the extent inventory exists at the end of a reporting period. The provisions will be effective for financial statements issued for the first reporting period in fiscal years beginning after December 15, 2005, with early adoption permitted. The Company has determined that the adoption of EITF Issue 04-6 does not have an impact on its results of operations or financial position since the Company is still in the exploration stage and has not yet realized any revenues from its operations.

c) On March 31, 2004, the EITF issued EITF 04-3, "Mining Assets' Impairment and Business Combinations" ("EITF 04-3") which concluded that entities should generally include values in mining properties beyond proven and probable reserves and the effects of anticipated fluctuations in the future market price of minerals in determining the fair value of mining assets.

                            HIGH TIDE VENTURES, INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004
                            (Stated in U.S. Dollars)



3.       RECENT ACOUNTING PRONOUNCEMENTS (Continued)

     d) In December 2004, FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) ("SFAS 123 (revised 2004)"), "Share-Based Payment". This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. The Statement replaces FASB Statement No. 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees". The provisions of this Statement will be effective for the Company beginning with its fiscal year ending 2007. The Company has determined that the adoption of SFAS 123 (revised 2004) does not have an impact on its results of operations or financial position.

    e) In November 31, 2004, FASB issued Statement of Financial Accounting Standards No. 151 ("SFAS 151"), "Inventory Costs". The adoption of SFAS 151 does not have an impact on the Company's results of operations or financial position.

    f) In December 2004, FASB issued Statement of Financial Accounting Standards No. 153 ("SFAS 153"), "Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29". The Company has determined that the adoption of SFAS 153 does not have an impact on the Company's results of operations or financial position.


4.   RELATED PARTY TRANSACTIONS

     a)  Loan Payable

         During the year ended December 31, 2005 the President of the Company provided $50,000 loan to the Company. The loan is unsecured, bears no interest and is payable on demand.

                            HIGH TIDE VENTURES, INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004
                            (Stated in U.S. Dollars)


4.   RELATED PARTY TRANSACTIONS (Continued)

     b)  Services Rendered by Related Party

         The Company has been provided with non-cash services from an officer and director. Accordingly, for the year ended December 31, 2005, consulting services have been recorded of $6,000 (2004 - $6,000), rental expense of $3,000 (2004 - $3,000) has been recorded, and additional paid-in capital has been increased by the corresponding amounts.

         The value of the consulting services has been calculated by establishing the fair value of the hourly rate, times the estimated total hours spent by the directors. The value of the rental expense has been calculated on a pro-rata percentage of the fair value of the donated office space. No monetary amount will be paid or exchanged for these services.


5.   COMMON STOCK

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


6.  MINERAL PROPERTY

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

                            HIGH TIDE VENTURES, INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004
                            (Stated in U.S. Dollars)



7.   INCOME TAXES

     The provision for income taxes differs from the result which would be obtained by applying the statutory income tax rate of 34% (2004 - 34%) to income before income taxes. The difference results from the following items:

                                                                                         2005            2004
                                                                                    --------------- ---------------
    Computed expected (benefit of) income taxes                                     $    (10,900)   $    (10,200)
    Increase in valuation allowance                                                       10,900          10,200
                                                                                    --------------- ---------------

                                                                                    $       -       $       -
                                                                                    =============== ===============

     Significant components of the Company's deferred income tax assets are as follows:

                                                                                       2005             2004
                                                                                  ---------------- ----------------

    Deferred income tax asset                                                     $     (24,900)   $     (14,000)
    Valuation allowance                                                                  24,900           14,000
                                                                                  ---------------- ----------------

                                                                                  $        -       $        -
                                                                                  ================ ================

     The Company has incurred operating losses of approximately $73,400 which, if unutilized, will expire through to 2025. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A:  CONTROLS AND PROCEDURES

Evalution of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2005 fiscal year. This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer.

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

Conclusions

Based upon their evaluation of our controls, the chief executive officer and principal accounting officer have concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

PART III

ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS


Name                 Age       Position with Registrant   Served as a  Director
                                                           or Officer Since

Brent Peters         51        President, C.E.O.,          February 13, 2003
                               promoter and director


Douglas Smith        87        Secretary, Treasurer,       February 13, 2003
                               principal accounting
                               officer, principal
                               financial officer and
                               director

The following describes the business experience of the Company's directors and executive officers, including other directorships held in reporting companies:

Mr. Brent Peters has acted as our President, chief executive officer, and as a director since our incorporation on February 13, 2003. From 1980 to present, Mr. Peters has acted as President and owner of Colwood Enterprises Ltd., a private British Columbia company that provides management and consulting services to reporting companies in British Columbia and Alberta. He also acts as a director of the following Alberta and British Columbia companies that are involved in mineral property exploration: Timer Explorations Inc. (since March 2000), Coronet Metals Inc. (since January 2004), Cierra Pacific Ventures Inc. (since March 2004), Masuparia Gold Corporation (since July 2004), Resolve Ventures Inc. (since April 2005) and Harlow Ventures Inc. (since June 2005). Mr. Peters has also acted as secretary of Harlow Ventures Inc. since June 2005. He has also acted as chief financial officer and secretary of Dundarave Resources Inc. since November 1997.

Mr. Peters does not have any professional training or technical credentials in the exploration, development and operation of mines.

Mr. Peters intends to devote approximately 15% of his business time to our affairs.

Mr. Douglas Smith has acted as our secretary, treasurer and as a director since our incorporation on February 13, 2003. Mr. Smith was employed as an installer and technician by the British Columbia Telephone Company from January 1936 to June 1978. Since 1978, Mr. Smith has been retired and spends most of his time managing property holdings.

Mr. Smith does not have any professional training or technical credentials in the exploration, development and operation of mines.

Mr. Smith intends to devote approximately 10% of his business time to our affairs.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended December 31, 2005 all such filing requirements applicable to our officers and directors were complied with exception that reports were filed late by the following persons:


                                        Number    Transactions   Known Failures
                                       Of  late    Not Timely     To File a
Name and principal position            Reports     Reported      Required Form
------------------------------------  ----------- -----------   ---------------
Brent Peters                              0            0               1
(President and director)

Douglas Smith                             0            0               1
(Secretary, treasurer and director)

ITEM 10:  EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal year ended December 31, 2005.

                          Annual Compensation                         Long Term Compensation

                                                   Other Annual       Restricted Stock Options/   LTIP          All Other
Name (1)       Title      Year     Salary   Bonus  Compensation       Awarded          SARs (#)   payouts ($)   Compensation
--------       -----      ----     ------   -----  ------------       -------          --------   -----------   ------------
Brent          President  2005     $0       0      0                  0                0          0                0
Peters
Douglas        Secretary  2005     $0       0      0                  0                0          0                0
Smith          Treasurer

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock at March 31, 2005 by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our executive officers, and (iv) by all of our directors and executive officers as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our executive office address.

Title of      Name and address                  beneficial     Percent
Class         of beneficial owner               ownership      of class
--------------------------------------------------------------------------------

Common         Brent Peters                      2,500,000     19.76%
Stock          President, Chief
               Executive Officer
               and Director
               747 17th Street, Suite 301,
               West Vancouver, B.C., Canada

Common         Douglas Smith                     2,500,000     19.76%
Stock          Secretary, Treasurer
               and Director
               2002 Lorne Terrace
               Victoria, B.C., Canada

Common         All officers and directors        5,000,000     39.52%
Stock          as a group that consists of         shares
               two people

The percent of class is based on 12,650,000 shares of common stock issued and outstanding as of the date of this annual report.

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended December 31, 2005, our president, Brent Peters, loaned $50,000 to us to fund our ongoing operations. The loan is unsecured, bears no interest and is payable on demand.

Since our inception, Brent Peters has also provided consulting services and office facilities free of charge. For the year ended December 31, 2005, consulting services have been recorded at $6,000 (2004 - $6,000), rental expense at $3,000 (2004 - $3,000) has been recorded and additional paid-in capital has been increased by the corresponding amounts.

The value of the consulting services has been calculated by establishing the fair value of the hourly rate, times the estimated total hours spent by the directors. The value of the rental expense has been calculated on a pro-rata percentage of the fair value of the donated office space. No monetary amount will be paid or exchanged for these services.

Otherwise, none of our directors or officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to all of our outstanding shares, nor any promoter, nor any relative or spouse of any of the foregoing persons has any material interest, direct or indirect, in any transaction since our incorporation or in any presently proposed transaction which, in either case, has or will materially affect us.

Our management is involved in other business activities and may, in the future become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between our business and their other business interests. In the event that a conflict of interest arises at a meeting of our directors, a director who has such a conflict will disclose his interest in a proposed transaction and will abstain from voting for or against the approval of such transaction.

ITEM 13:  EXHIBITS AND REPORTS

Exhibits

  3.1*            Articles of Incorporation
  3.2*            Bylaws
  5.1*            Legal opinion of Batcher & Zarcone LLP, with consent
                   to use
 10.1*            Mineral Property Purchase Agreement dated
                  May 28, 2004
 31.1             Certification pursuant to Rule 13a-14(a) under the
                  Securities Exchange Act of 1934
 31.2             Certification pursuant to Rule 13a-14(a) under the
                   Securities Exchange Act of 1934
 32.1             Certification pursuant to 18 U.S.C. Section 1350, as
                   adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
 32.2             Certification pursuant to 18 U.S.C. Section 1350, as
                   adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
 99.1*            Claims Location Map

* Filed as an exhibit to our registration statement on SB-2 filed on December 22, 2004

Reports on Form 8-K

We did not file any reports on Form 8-K during the last fiscal quarter of 2005.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our principal accountants, Morgan & Company, Chartered Accountants, rendered invoices to us during the fiscal periods indicated for the following fees and services:

                                      Fiscal   year  ended   Fiscal  year  ended
                                      December 31, 2004       December 31, 2005

Audit fees                                  $2,000              $2,654
Audit-related fees                             Nil             $3,248
Tax fees                                       Nil                Nil
All other fees                                 Nil                Nil

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements, the review of the financial statements included in each of our quarterly reports on Form 10-QSB.

Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants. These services may include audit services, audit-related services, tax services and other services. Under our audit committee's policy, pre-approval is generally provided for particular services or categories of services, including planned services, project based services and routine consultations. In addition, we may also pre-approve particular services on a case-by-case basis. We approved all services that our independent accountants provided to us in the past two fiscal years.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

High Tide Ventures, Inc.


By          /s/ Brent Peters
            -------------------------
            Brent Peters
            President, CEO & Director
            Date: March 31, 2006

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By          /s/ Brent Peters
            --------------------------
            Brent Peters
            President, CEO & Director
            Date: March 31, 2006


By          /s/ Douglas Smith
            -------------------------
            Douglas Smith
            Secretary and Director
            Date: March 31, 2006