Form 10QSB
period 2006-03-31
High Tide Ventures, Inc.
filed 2006-05-11
CIK 1312206

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended    March 31, 2006
                                      ------------------

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period                  to
                               ------------------   --------------------

      Commission File Number     000-51968
                            -----------------

                                MMC Energy, Inc.
    ------------------------------------------------------------------------
        (Exact name of small Business Issuer as specified in its charter)


          Nevada                                        98-0393819
---------------------------------             --------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
 incorporation or organization)


747 17th Street, Suite 301
North Vancouver, British Columbia, Canada                 V7V 3T4
----------------------------------------      --------------------------------
(Address of principal executive offices)           (Postal or Zip Code)


Issuer's telephone number, including area code:        (604) 351-1897
                                                ------------------------------

                            High Tide Ventures, Inc.
    ------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)


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

[  ]  Yes    [ X ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 12,650,000 shares of $0.001 par value common stock outstanding as of May 11, 2006

                            HIGH TIDE VENTURES, INC.
                         (An Exploration Stage Company)


                          INTERIM FINANCIAL STATEMENTS


                                 MARCH 31, 2006
                                   (Unaudited)
                            (Stated in U.S. Dollars)

                            HIGH TIDE VENTURES, INC.
                         (An Exploration Stage Company)

                                 BALANCE SHEETS
                            (Stated in U.S. Dollars)

-------------------------------------------------------------------------------------------------------------------------
                                                                                     March 31,            December 31,
                                                                                       2006                   2005
-------------------------------------------------------------------------------------------------------------------------
ASSETS

Current
     Cash and cash equivalents                                             $          39,117         $            50,107
=========================================================================================================================

LIABILITIES

Current
     Accounts payable and accrued liabilities                              $          23,157         $            20,458
     Due to related party (Note 4(a))                                                 50,000                      50,000
                                                                           ----------------------------------------------
                                                                                      73,157                      70,458
                                                                           ---------------------------------------------

STOCKHOLDERS' EQUITY

Common Stock (Note 5)
     Authorized:
         75,000,000 shares with a par value of $0.001

     Issued and Outstanding:
         12,650,000 common shares                                                     12,650                      12,650

     Additional paid-in capital                                                       42,600                      40,350

Deficit Accumulated During The Exploration Stage                                     (89,290)                    (73,351)
                                                                           ----------------------------------------------
                                                                                     (34,040)                    (20,351)
                                                                           ----------------------------------------------

                                                                           $          39,117         $            50,107
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

Nature And Continuance Of Operations (Note 1)









    The accompanying notes are an integral part of these financial statements

                            HIGH TIDE VENTURES, INC.
                         (An Exploration Stage Company)

                        INTERIM STATEMENTS OF OPERATIONS
                                   (Unaudited)
                            (Stated in U.S. Dollars)

---------------------------------------------------------------------------------------------------------------------
                                                                                                       CUMULATIVE
                                                                                                      PERIOD FROM
                                                                                                       INCEPTION
                                                               THREE               THREE              FEBRUARY 13
                                                              MONTHS               MONTHS                 2003
                                                               ENDED               ENDED                   TO
                                                             MARCH 31,           MARCH 31,             MARCH 31,
                                                                2006                2005                  2006
---------------------------------------------------------------------------------------------------------------------

Revenue                                                $              -    $              -     $           -
                                                       --------------------------------------------------------------

Expenses
     Consulting                                                   9,000               1,500               28,500
     Mineral property costs                                           -                   -                8,990
     Organizational costs                                             -                   -                  420
     Office and sundry                                            1,176               1,501               13,970
     Professional fees                                            5,763               1,694               37,410
                                                       --------------------------------------------------------------

Net Loss For The Period                                $         15,939    $          4,695     $         89,290
=====================================================================================================================


Basic And Diluted Loss Per Share                       $          (0.00)   $          (0.00)
=====================================================================================================================


Weighted Average Number Of Shares Outstanding
                                                             12,650,000          12,650,000
===========================================================================================










    The accompanying notes are an integral part of these financial statements

                            HIGH TIDE VENTURES, INC.
                         (An Exploration Stage Company)

                        INTERIM STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                            (Stated in U.S. Dollars)

---------------------------------------------------------------------------------------------------------------------------------
                                                                                                                    CUMULATIVE
                                                                                                                    PERIOD FROM
                                                                                                                     INCEPTION
                                                                            THREE                 THREE             FEBRUARY 13
                                                                           MONTHS                 MONTHS               2003
                                                                            ENDED                 ENDED                 TO
                                                                          MARCH 31,             MARCH 31,            MARCH 31,
                                                                             2006                  2005                2006
---------------------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
  Net loss for the period                                         $        (15,939)       $          (4,695)  $        (89,290)

  Change in non-cash working capital balance related to operations:
        Accounts payable and accrued liabilities                             2,699                       25             23,157
        Prepaid expenses                                                         -                      (81)                 -
        Non-cash services from a director                                    2,250                    2,250             27,750
                                                                  -----------------------------------------------------------------
Cash Used In Operating Activities                                         ( 10,990)                  (2,501)           (38,383)
                                                                  -----------------------------------------------------------------

Cash Flows From Financing Activities
  Capital stock issued                                                           -                        -             27,500
  Advance from related party                                                     -                        -             50,000
                                                                  -----------------------------------------------------------------
Cash Provided By Financing Activities                                            -                        -             77,500
                                                                  -----------------------------------------------------------------

Net Increase (Decrease) In Cash During The Period                          (10,990)                  (2,501)            39,117

Cash, Beginning Of Period                                                   50,107                   14,854               -
                                                                  -----------------------------------------------------------------

Cash, End Of Period                                               $         39,117        $          12,353   $         39,117
===================================================================================================================================


Supplementary Disclosure Of Cash Flow Information
     Cash paid for:
         Interest                                                 $            -          $               -   $           -
         Income taxes                                             $            -          $               -   $           -
==================================================================================================================================




    The accompanying notes are an integral part of these financial statements

                            HIGH TIDE VENTURES, INC.
                         (An Exploration Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (Unaudited)
                            (Stated in U.S. Dollars)


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

         As shown in the accompanying financial statements, the Company has incurred a net loss of $89,290 for the period from February 13, 2003 (inception) to March 31, 2006, and has no revenue. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of an classification of liabilities that might be necessary in the event the Company cannot continue in existence.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


     a)  Basis of Presentation

         The accompanying unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to

                            HIGH TIDE VENTURES, INC.
                         (An Exploration Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (Unaudited)
                            (Stated in U.S. Dollars)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     a)  Basis of Presentation (Continued)

         such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal period ended December 31, 2005.

         The results of operations for the three months ended March 31, 2006 are not indicative of the results that may be expected for the full year.

     b)  Cash and Cash Equivalents

         The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As at March 31, 2006, there were no cash equivalents.

     c)  Mineral Property Acquisition Payments and Exploration Costs

         The Company expenses all costs incurred on mineral properties to which it has secured exploration rights prior to the establishment of proven and probable reserves. If and when proven and probable reserves are determined for a property and a feasibility study prepared with respect to the property, then subsequent exploration and development costs of the property will be capitalized.

         The Company regularly performs evaluations of any investment in mineral properties to assess the recoverability and/or the residual value of its investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable.

     d)  Exploration Expenditures

         The Company follows a policy of expensing exploration expenditures until a production decision in respect of the project and the Company is reasonably assured that it will receive regulatory approval to permit mining operations, which may include the receipt of a legally binding project approval certificate.

         Management periodically reviews the carrying value of its investments in mineral leases and claims with internal and external mining related professionals. A decision to abandon, reduce or expand a specific project is based upon many factors including general and specific assessments of mineral deposits, anticipated future mineral prices,

                            HIGH TIDE VENTURES, INC.
                         (An Exploration Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (Unaudited)
                            (Stated in U.S. Dollars)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     d)  Exploration Expenditures (Continued)

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


3.   RELATED PARTY TRANSACTIONS

     a)  Services Rendered by Related Party

         The Company has been provided with non-cash services from an officer and director. Accordingly, for the three months ended March 31, 2006, consulting services have been recorded of $1,500 (2005 - $1,500), rental expense of $750 (2005 - $750) has been recorded, and additional paid-in capital has been increased by the corresponding amounts.

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

                            HIGH TIDE VENTURES, INC.
                         (An Exploration Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (Unaudited)
                            (Stated in U.S. Dollars)


3.   RELATED PARTY TRANSACTIONS (Continued)

     b)  Loan Payable

         During the year ended December 31, 2005 the President of the Company provided a $50,000 loan to the Company. The loan is unsecured, bears no interest and is payable on demand.


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


6.   SUBSEQUENT EVENTS

     On April 28, 2006, pursuant to Board and shareholder approval, the Company amended its Articles of Incorporation to (i) change its name to MMC Energy, Inc.; and (ii) increase its authorized capitalization to 300,000,000 shares of common stock, and 10,000,000 shares of preferred stock.

     In addition, on May 1, 2006, the Board declared a 1.53594772-for-1 stock split in the form of a stock dividend, payable to shareholders of record on May 2, 2006.

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

Plan of Operation

We are currently engaged in discussions with MMC Energy North America, LLC regarding the possibility of a reverse triangular merger (the "Merger") involving the two companies. At this stage, no definitive terms have been agreed to, and neither party is currently bound to proceed with the Merger.

With the permission of MMC Energy North America, LLC, on April 28, 2006, we filed a Certificate of Amendment to our Articles of Incorporation with the Nevada Secretary of State changing our its name to MMC Energy, Inc.

In the interim, we intend to maintain our interest in the Sparta mineral exploration property. We own a 100% interest in the eighteen unit mineral claim collectively known as the Sparta property.

We anticipate spending approximately $20,000 on general administrative costs in the next 12 months, including fees payable in connection with our compliance with reporting obligations.

Results Of Operations For Period Ending March 31, 2006

We did not earn any revenues during the three-month period ended March 31, 2006. We incurred operating expenses in the amount of $15,939 during the period consisting of $9,000 in consulting fees, $5,763 in professional fees and $1,176 in office and sundry costs.

Our net loss increased in the three-month period ended March 31, 2006, as compared to the comparative period in 2005 ($15,939 as compared to $4,695). This increase was due to an increase in professional fees (from $1,694 in 2005 to $5,763 in 2006) and consulting fees (from $1,500 in 2005 to $9,000 in 2006) that we incurred in connection with our registration as a reporting issuer and our application to have our shares quoted on the OTC Bulletin Board.

At March 31, 2006, we held assets of $39,117 consisting of cash and liabilities of $73,157 consisting of accounts payable and accrued liabilities of $23,157 and a $50,000 loan payable due to our president, Brent Peters.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

ITEM 3:  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

Our management evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter on March 31, 2006. This evaluation was conducted by our chief executive officer, Brent Peters, and our principal accounting officer, Douglas Smith.

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

Conclusions

Based upon the evaluation of our disclosure controls and procedures, our chief executive officer and principal accounting officer have concluded that, subject to the limitations noted above, the disclosure controls and procedures are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal control over financial reporting that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1.  Legal Proceedings

We are not a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

Item 2.  Changes in Securities

The Company did not issue any securities during the quarter ended March 31, 2006.

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

We did not file any current reports on Form 8-K during the three-month period ended March 31, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:  May 11, 2006

MMC Energy, Inc.

/s/ Brent Peters

------------------------------
Brent Peters, President