Form 10QSB
period 2006-06-30
MMC ENERGY, INC.
filed 2006-08-15
CIK 1312206

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

                        Commission file number 000-51968

                                MMC ENERGY, INC.
                 (Name of small business issuer in its charter)

                 Nevada                                26 Broadway New York NY 10004                       98-0493819
(State or other jurisdiction of incorporation   (Address of principal executive offices)(zip  (IRS Employer Identification No.)
           or organization)                                     code)

                    Issuer's telephone number: (212) 977-0900

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes |_| No |X|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 14, 2006 the registrant had 47,625,968 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                                TABLE OF CONTENTS

PART I    FINANCIAL INFORMATION
ITEM 1    Financial Statements
          Condensed Consolidated Balance Sheets as of June 30, 2006
            (unaudited) and December 31, 2005                                  1
          Condensed Consolidated Statements of Operations (unaudited) for
            the three and six month periods ended June 30, 2006 and 2005       2
          Condensed Consolidated Statements of Cash Flows (unaudited) for
            the six months ended June 30, 2006 and 2005                        3
          Condensed Consolidated Statement of Stockholders' Equity
            (unaudited) for the six months ended June 30, 2006                 4
          Notes to Condensed Consolidated Financial Statements (unaudited)     5
ITEM 2    Management's Discussion and Analysis or Plan of Operation           22
ITEM 3    Controls and Procedures                                             30
PART II   OTHER INFORMATION
ITEM 1    Legal Proceedings                                                   31
ITEM 2    Unregistered Sales of Equity Securities and Use of Proceeds         31
ITEM 3    Defaults Upon Senior Securities                                     32
ITEM 4    Submission of Matters to a Vote of Security Holders                 32
ITEM 5    Other Information                                                   32
ITEM 6    Exhibits                                                            32

 SIGNATURES                                                                   33

                           FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB contains forward-looking statements regarding our Company and our plans, goals, strategies, intent, beliefs or current expectations. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished. These forward-looking statements can be identified by the use of terms and phrases such as "believe," "plan," "intend," "anticipate," "target," "estimate," "expect," and the like, and/or future-tense or conditional constructions ("will," "may," "could," "should," etc.). Items contemplating or making assumptions about, actual or potential future sales, market size, collaborations, and trends or operating results also constitute such forward-looking statements.

Although forward-looking statements in this report reflect the good faith judgment of management, forward-looking statements are inherently subject to known and unknown risks, business, economic and other risks and uncertainties that may cause actual results to be materially different from those discussed in these forward-looking statements. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, other than as may be required by applicable law or regulation. Readers are urged to carefully review and consider the various disclosures made by us in our reports filed with the Securities and Exchange Commission (the "SEC") which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operation and cash flows. If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, our actual results may vary materially from those expected or projected.

                                EXPLANATORY NOTE

On May 3, 2006, High Tide Ventures, Inc. ("High Tide") changed its name to MMC Energy, Inc. On May 15, 2006, High Tide completed a reverse merger (the "Merger") with MMC Energy Acquisition Corp., a wholly-owned subsidiary of High Tide ("Acquisition Sub"), with and into MMC Energy North America, LLC, a Delaware limited liability company ("MMC North America"). High Tide acquired the business of MMC North America pursuant to the Merger and, with the proceeds of the Offering, will continue the existing business operations of MMC North America as a publicly-traded company under the name MMC Energy, Inc. (the "Company"). Unless otherwise indicated, the terms "the Company," "we," "us," and "our," refer to MMC Energy, Inc. after giving effect to the Merger unless the context clearly indicates otherwise. The term "High Tide" refers to MMC Energy, Inc. (f/k/a High Tide Ventures, Inc.) before giving effect to the Merger, and the term "MMC North America" refers to MMC North America, LLC, before giving effect to the Merger.

                          PART I. FINANCIAL INFORMATION

 ITEM 1. FINANCIAL STATEMENTS

                                MMC ENERGY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                June 30,     December 31,
                                                                  2006          2005
                                                              ------------   ------------
                                                               (unaudited)
Assets
Current assets:
  Cash and equivalents                                        $ 10,071,831     $3,009,010
  Restricted cash                                                  311,090             --
  Receivables, net of allowance for doubtful accounts of $0        208,900             --
  Prepaids                                                         490,815        200,000
                                                              ------------     ----------
    Total current assets                                        11,082,636      3,209,010
Property, plant and equipment, net                               3,227,602             --
Deferred acquisition costs                                              --        379,624
Long-term deposits                                                  75,000             --
                                                              ------------     ----------
Total Assets                                                  $ 14,385,238     $3,588,634
                                                              ============     ==========
Liabilities & Stockholders' equity
Current Liabilities:
  Current maturities of long-term debt                        $    407,418     $       --
  Accounts payable                                                 940,017        381,554
  Other accrued expenses                                           337,846         12,000
  Deposits for subscribed membership interests                          --      3,008,333
                                                              ------------     ----------
  Total current liabilities                                      1,685,281      3,401,887
                                                              ------------     ----------
Long-term debt                                                   2,592,582             --
Commitments & contingent liabilites                                     --             --
Stockholders' Equity
   Common stock; 300,000,000 shares authorized with
   47,625,968 issued and outstanding as of June 30, 2006
   and 1,411,013 shares issued and outstanding as of
   December 31, 2005, $.001 par value                               47,626          1,411
Additional paid-in capital                                      15,022,523        208,561
Accumulated deficit                                             (4,962,774)       (23,225)
                                                              ------------     ----------
Total stockholders' equity                                      10,107,375        186,747
                                                              ------------     ----------
Total liabilities and stockholders' equity                    $ 14,385,238     $3,588,634
                                                              ============     ===========

  the accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements

                                MMC ENERGY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                 From
                                                                             Six Months    February 7, 2005
                                                        Three Months            Ended     (date of inception)
                                                       Ended June 30,          June 30,      to June 30,
                                                   2006           2005           2006            2005
                                                ------------     ------      ------------       ------
Revenues                                        $    270,947     $   --      $    270,947       $   --
Cost of sales                                         50,808         --            50,808           --
                                                ------------     ------      ------------       ------
Gross Profit                                         220,139         --           220,139           --
Operating expenses
Operations and maintenance                           425,720         --           732,672           --
Re-commissioning expenses                          1,814,213         --         2,143,164           --
General and administrative expenses                1,948,409         --         2,221,279           --
                                                ------------     ------      ------------       ------
Total operating expenses                           4,188,342         --         5,097,115           --
                                                ------------     ------      ------------       ------
Loss from operations                              (3,968,203)        --        (4,876,976)          --
                                                ------------     ------      ------------       ------
Other expenses (income)
Interest expense, net                                 37,134         --            62,573           --
                                                ------------     ------      ------------       ------
Total other expense                                   37,134         --            62,573           --
                                                ------------     ------      ------------       ------
Net loss before provision for income taxes        (4,005,337)        --        (4,939,549)          --
                                                ------------     ------      ------------       ------
Provision for income taxes                                --         --                --           --
                                                ------------     ------      ------------       ------
Net loss                                        $ (4,005,337)    $   --      $ (4,939,549)      $   --
                                                ------------     ------      ------------       ------
Basic and diluted loss per common share
Net loss per share                              $      (0.11)                $      (0.17)
Weighted average shares outstanding               35,899,725         --        29,656,768           --
                                                ============     ======      ============       ======

  the accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements

                                MMC ENERGY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                 From
                                                                                           February 7, 2005
                                                                        Six Months Ended  (date of inception)
                                                                          June 30, 2006    to June 30, 2005
                                                                        ----------------   ----------------
Operating Activities of Continuing Operations
Net Loss                                                                    $ (4,939,549)         $--
Adjustments to reconcile net (loss) to cash from operating activities
  Depreciation and amortization                                                  306,044           --
  Stock-based compensation                                                        26,750           --
  Acquisition costs                                                               11,750           --
  Changes in current assets & liabilities
    (Increase) in current assets                                              (1,143,559)          --
    Increase in current liabilities                                            1,289,297           --
                                                                            ------------       ------
Net cash used by operations                                                   (4,449,267)          --
                                                                            ------------       ------
Investing Activities of Continuing Operations
  Purchases of property, plant and equipment                                  (3,311,228)          --
                                                                            ------------       ------
Net cash used in investing activites of operations                            (3,311,228)          --
                                                                            ------------       ------
Financing Activities of Continuing Operations
  Proceeds from issuance of long-term debt                                     3,000,000           --
  Proceeds from member interest issued                                           175,000           --
  Proceeds from issuance of stock, net                                        11,648,316           --
                                                                            ------------       ------
  Net cash provided by financing activities of operations                     14,823,316           --
                                                                            ------------       ------
Net increase in cash and cash equivalents                                      7,062,821
Beginning cash and cash equivalents at beginning of period                     3,009,010           --
Cash and cash equivalents at end of period                                  $ 10,071,831          $--
Supplemental Disclosures:
Cash paid for taxes                                                         $         --          $--
Cash paid for interest                                                            83,270           --

Non-cash investing and financing activities
Subscription agreements for member interests of that
  were subscribed and paid up in 2005 but not accepted
  by the company till January 3, 2006                                       $  2,998,361           --
Stock-based compensation                                                          26,750           --
Acquisition costs in reverse merger with High
  Tide Ventures, Inc.                                                             11,750           --


   the accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements

                                MMC ENERGY, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2006
                                   (Unaudited)

                                             MMC              Common          Common      Additional                    Total
                                        North America         Shares           Stock        Paid-in    Accumulated   Stockholders'
                                       Member Interest   $.001 Par Value      Amount        Capital      Deficit        Equity
                                       ---------------   ---------------   -----------    ----------   -----------   -------------
Balance at December 31, 2005              $    209,972                --   $        --   $        --   $   (23,225)    $   186,747
Capital subscribed                           2,998,361                --            --            --            --       2,998,361
Cash contribution                              175,000                --            --            --            --         175,000
High Tide Shares retained by High
Tide stockholders in connection with
merger with MMC North America on
May 15, 2006, as restated                           --        11,750,000        11,750            --            --          11,750

Shares issued to MMC North America
members in relation to merger with
High Tide on May 15, 2006                   (3,383,333)       23,875,000        23,875     3,359,458            --              --
Stock options issued                                --                --            --        26,750            --          26,750
Common shares issued for cash                       --        12,000,968        12,001    11,636,315            --      11,648,316

Net loss                                            --                --            --            --    (4,939,549)     (4,939,549)
                                          ------------      ------------   -----------    ----------    ----------      ----------
Balance at June 30, 2006                  $         --        47,625,968   $    47,626   $15,022,523   $(4,962,774)    $10,107,375

  the accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements

                                MMC ENERGY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                  (Unaudited)

NOTE 1 - ORGANIZATION AND LINE OF BUSINESS

General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Regulation S-X, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three-month period ending June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. The unaudited consolidated financial statements should be read in conjunction with the Form 8-K Current Report filed on May 15, 2006, which includes the audited financial statements of MMC Energy North America and notes thereto for the period from February 7 to December 31, 2005.

Organization and Line of Business

The Company is a North American energy acquisition company, which primarily acquires and operates deep value power generation and associated energy infrastructure assets. The Company's mission is to create long-term value from deep discount acquisitions through a dual focus on structuring disciplined acquisitions and hands on post-acquisition asset management.

The Company is the successor company to High Tide Ventures, Inc. ("High Tide"). On May 3, 2006, High Tide Ventures, Inc. ("High Tide") changed its name to MMC Energy, Inc. On May 15, 2006, High Tide completed a reverse merger (the "Merger") with MMC Energy Acquisition Corp., a wholly-owned subsidiary of High Tide ("Acquisition Sub"), with and into MMC Energy North America, LLC, a Delaware limited liability company ("MMC North America"). High Tide acquired the business of MMC North America pursuant to the Merger and, with the proceeds of its $12 million private placement offering, will continue the existing business operations of MMC North America as a publicly-traded company under the name MMC Energy, Inc. (the "Company"). This transaction is accounted for as a reverse takeover of High Tide by MMC North America, which survives as a wholly-owned subsidiary of the Company.

MMC North America was formed under the laws of the state of Delaware on February 7, 2005 for the purpose of acquiring power generating assets in the U.S. On January 9, 2006, MMC North America acquired substantially all of the assets of Dispersed Generating Company, LLC (the "Seller"), consisting primarily of two power generating facilities (the "Facilities") located in the San Diego, California area. MMC North America was in the development stage, as defined by Statement of Financial Accounting Standards No. 7 ("SFAS No. 7") until June 12, 2006 at which time it completed the re-commissioning of the Facilities and commenced normal operations and revenue recognition. MMC North America in turn formed wholly-owned subsidiaries MMC Chula Vista, LLC and MMC Escondido, LLC, both of which are Delaware limited liabilities companies, to hold each of the two Facilities, respectively. All significant inter-company transactions and balances have been eliminated in consolidation.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Revenue Recognition

For revenue from products and services, the Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered;
(3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered/services rendered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or services have not been rendered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or services have been rendered or no refund will be required.

On December 17, 2003, the SEC staff released Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition. The staff updated and revised the existing revenue recognition in Topic 13, Revenue Recognition, to make its interpretive guidance consistent with current accounting guidance, principally EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." Also, SAB 104 incorporates portions of the Revenue Recognition in Financial Statements - Frequently Asked Questions and Answers document that the SEC staff considered relevant and rescinds the remainder. The Company's revenue recognition policies are consistent with this guidance; therefore, this guidance will not have an immediate impact on the Company's financial statements.

The Company records revenues in connection with delivering electric power and "ancillary services", generally being on call to provide power on 10 minute notice, to the California Independent System Operator ("CAISO"), or such other third parties as it may contract with directly from time to time. The Company commenced earning revenues during June 2006.

Income Taxes

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, deferred income taxes are the result of the expected future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities. Generally, deferred income taxes are classified as current or non-current in accordance with the classification of the related asset or liability. Those items not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse. A valuation allowance is provided against deferred income tax assets in circumstances where management believes the recoverability of a portion of the assets is not reasonably assured. The Company has no history of earnings and losses and will not recognize any tax benefit on losses incurred currently. In the event of earnings in the future, losses incurred will be carried forward as applicable per SFAS and the Internal Revenue Code.

Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers all time deposits and highly liquid debt instruments purchased that mature in three months or less to be cash equivalents.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed principally by the straight-line and accelerated methods at rates based on estimated useful lives as follows:

Automobiles               5 years
Office equipment          3 years
Machinery and equipment   5 years

Long-Lived Assets

The Company reviews, as circumstances dictate, the carrying amount of its property and equipment and patents. The purpose of these reviews is to determine whether the carrying amounts are recoverable. Recoverability is determined by examining and comparing respective carrying amounts versus expected revenue streams from the related businesses. The amount of impairment, if any, is measured based on the excess of the carrying value over the fair value.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

Concentration of credit risk with respect to accounts receivable is high due to the geographic distribution of the entities comprising the Company's customer base. The Company's revenues earned on contracts for the three and six month periods ending June 30, 2006 were comprised of 100% (one customer) and 100% (one customer), respectively.

Seasonal Nature of Business

The Company's business is seasonal, with a relatively high proportion of revenues and operating cash flows generated during the third quarter of the fiscal year, which include the peak summer months for energy demand. As the Company derives most of its revenues from selling energy and ancillary services at spot market prices, as opposed to under longer term fixed-price contracts, its revenues and operating income are highly exposed to the seasonal fluctuation in commodity pricing, that corresponds to the peak demand.

Geographical Concentration Risk

The Company's Facilities are located in greater San Diego, California, and generally provide power only in that state. Accordingly, the Company's operations are highly regulated by the local San Diego Air Permit Control Board, the California Independent System Operator ("CAISO") and other related state and local agencies, as well as the Federal Energy Regulation Commission ("FERC"). Such organizations establish certain rules and limitations on operations and require that the Company maintain in good standing several required licenses and permits, such as limits on air emissions. These organizations may from time to time change the rules under which the Company operates and derives its revenues. The Company's licenses and permits were, generally, transferred with the Facilities from the Seller, and the Company believes it has all such required licenses and permits to conduct its operations.

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred no advertising costs for the period ended June 30, 2006.

Comprehensive Income

Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," establishes standards for reporting and displaying of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company does not have any items of comprehensive income in the period presented.

Segment Information

The Company adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). SFAS establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance. The Company currently has only one operating segment.

Use of Estimates

In the normal course of preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include the collectibility of accounts receivable, the realizability of inventories, the amounts due under accounts payable and the valuation allowance of deferred tax assets. Actual results could differ from those estimates.

Basic and Diluted Income (Loss) Per Share

Basic and diluted loss per common share is based upon the weighted average number of common shares outstanding during the fiscal year under the provisions of SFAS No. 128, Earnings Per Share and as amended/superseded in SFAS No. 123(R), Share-Based Payment. During the current period the Company had a net loss and therefore there is no dilutive effect from any equity instruments outstanding.

The following table is a reconciliation of the share amounts used in computing earnings per share:

                                                  Three Months    Six Months
                                                     Ended          Ended
                                                 June 30, 2006   June 30, 2006

Weighted average shares outstanding - Basic        35,899,725     29,656,768

Dilutive effect of assumed exercise of
  employee stock options and stock settled
  appreciation rights                                      --             --
                                                   ----------     ----------
Weighted average shares outstanding - Diluted      35,899,725     29,656,768

                                                        Stock-Based Compensation

As of the Merger, MMC adopted SFAS No. 123(R) which no longer permits the use of the intrinsic value method under APB No. 25. The Company uses the modified prospective method to adopt SFAS No. 123(R), which requires compensation expense to be recorded for all stock-based compensation granted on or after January 1, 2006, as well the unvested portion of previously granted options. The Company is recording the compensation expense on a straight-line basis, generally over the explicit service period of three years (except for retirement eligible employees and retirees). The Company made no stock-based compensation grants before January 1, 2006 and therefore has no unrecognized stock compensation related liabilities or expense unvested or vested prior to 2006.

The following tables illustrates the effect that adoption of SFAS No. 123(R) had on the Company's six months ending June 30, 2006 results and cash flows as well as the parameters used in the valuation of options granted in the first six months of 2006.

                                             Under Pre-     SFAS No.    Actual Six
                                            SFAS No.123      123(R)    Months Ended
                                           (R) Accounting    Impact    June 30, 2006
----------------------------------------   --------------   --------   -------------
(Losses) Earnings before taxes           $ (4,912,799)     $(26,750)   $(4,939,549)
Net Earnings (losses)                      (4,912,799)      (26,750)    (4,939,549)

Net Earnings (losses)
  Basic EPS                                     (0.17)           --          (0.17)
  Diluted EPS                                   (0.17)           --          (0.17)

Cash Flows
  Operating Activities                     (4,449,267)           --     (4,449,267)
  Financing Activities                     14,823,316            --     14,823,316

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to employees of the Company under a non-qualified employee stock option plan.

              Options Outstanding                       Options Exercisable
----------------------------------------------   ---------------------------------
                                                 Weighted                 Weighted
                           Weighted Average      Average                  Average
Exercise     Number      Remaining Contractual   Exercise      Number     Exercise
 Prices    Outstanding       Life (Years)          Price    Exercisable     Price
--------   -----------   ---------------------   --------   -----------   --------
 $ 1.00     1,070,000            9.87             $1.00          --         $1.00

Transactions involving stock options issued to employees are summarized as follows:

                                                      Weighted Average
                                   Number of Shares    Price Per Share
                                   ----------------   ----------------
Outstanding at December 31, 2005             --             $  --
  Granted                             1,070,000              1.00
  Exercised                                  --                --
  Cancelled or expired                       --                --
                                      ---------             -----
Outstanding at June 30, 2006          1,070,000             $1.00
                                      =========             =====

      Based on the Company's closing stock price of $ 2.50 at June 30, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable was nil as of June 30, 2006.

      As of June 30, 2006, stock options vested and expected to vest totaled approximately 1,070,000 shares, with weighted-average remaining contractual life of 9.87 years and weighted-average exercise price of $1.00 per share.

      The weighted-average fair value of stock options and warrants granted to employees during the six months ended June 30, 2006 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

Significant assumptions (weighted-average):

Risk-free interest rate at grant date   5.06%
Expected stock price volatility           59%
Expected dividend payout                0.00
Expected option life-years (a)          6.00
Fair value of options                  $0.60

(a)The expected option/warrant life is based on vested dates.


Derivative Instruments

The Company accounts for freestanding derivative financial instruments potentially settled in its own common stock under Emerging Issues Task Force ("EITF") Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock. Pursuant to EITF Issue No. 00-19, the Company is required to recognize the initial fair value of the applicable contracts (consisting primarily of non-employee stock warrants and options to purchase common stock) as an asset or liability, and subsequently measure the change in the fair value (based on a Black-Scholes computation), with gains and losses included in a statement of operations.

Fair Value of Financial Instruments

The carrying amounts of the Company's cash, trade payables, accrued expenses, and notes payable approximate their estimated fair value due to the short-term nature of those financial instruments. Warrants were issued in lieu of cash as payment for professional services received. These warrants were valued at the fair value of the professional services received as determined by usual and customary fees associated with such services in transactions between unrelated parties.

Reclassifications

Certain reclassifications have been made to conform to prior periods' data to the current presentation. These reclassifications had no effect on reported losses.


NOTE 3 - ACCOUNTS RECEIVABLE

At June 30, 2006, trade accounts receivable consist of the following:

                                                                        June 30
                                                                          2006
                                                                        --------
Accounts receivable on net revenues earned                              $208,900
Allowance for doubtful accounts                                               --
                                                                        --------
Accounts receivable, net                                                $208,900
                                                                        --------

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

At June 30, 2006, property, plant and equipment consist of the following:

                                                                       June 30
                                                                         2006
                                                                      ----------
Land                                                                  $  375,000
Automobile                                                                20,427
Office equipment                                                           7,381
Machinery, equipment & other                                           3,130,838
                                                                      ----------
                                                                       3,533,646
Accumulated depreciation                                               (306,044)
                                                                      ----------
Total                                                                 $3,227,602
                                                                      ----------

Depreciation for the six months ended June 30, 2006 was $306,044

NOTE 5 - LONG-TERM DEBT

On January 31, 2006, MMC North America entered into a Loan and Security Agreement (the "Loan Agreement") with TD Banknorth (the "Bank"), for a $3.5 million senior debt facility including a $3.0 million term loan (the "Term Loan") and $500,000 revolving loan (the "Revolver", together with the Term Loan, the "Loans"). The Term Loan provides for interest payments only for the first six months, and 84 equal principal payments in the amount of $37,038 thereafter, with a final maturity date of May 3, 2013. The Term Loan bears interest at a variable rate equal to the Federal Home Loan Bank Rate plus 2.50%. $2.055 million of the Term Loan proceeds were funded into an escrow account under control of the Bank and restricted in use to valid repair and re-commissioning costs in accordance with a re-commissioning plan agreed to between MMC North America and the Bank, with any remaining cash released to MMC North America once the plants are operational. The remaining proceeds, net of related transaction costs, were intended to be used for general working capital purposes. As of June 30, 2006, the balance held in escrow was $311,090, all of which was expanded during July, 2006.

Advances against the Revolver are payable on demand and bear interest at the Prime Rate plus 1.00%. Beginning in 2007, amounts outstanding under the Revolver must be repaid in full and a zero balance maintained for at least 30 consecutive days at any time during the year. MMC North America has not made any borrowings under the Revolver.

The Loan Agreement places certain restrictions on MMC North America's ability to make distributions to Members and on transactions with affiliates. The Loan Agreement further subjects MMC North America to certain financial and other covenants, including maintaining a minimum Net Worth and minimum Debt Service Coverage ratio, and requiring that the Facilities be operational by no later than June 30, 2006. MMC North America is not in violation of any such covenants. The Loans are collateralized by substantially all assets of MMC North America and are personally guaranteed, jointly and severally, by the three principal officers of the Company. Any losses sustained by any officer under such guaranty shall be indemnified by the Company.

NOTE 6 - COMMITMENTS AND CONTINGENT LIABILITIES

MMC North America has issued an irrevocable letter of credit in the amount of $175,000 (the "Letter of Credit") to a counterparty under an energy services agreement entered into in May 2006 (the "ESA"). The counterparty may draw upon the Letter of Credit to recover liquidated damages suffered by the counterparty in connection with any energy sales it may make on behalf of MMC North America in the event MMC North America fails to meet its obligations, or for any other unsatisfied obligations under the ESA. The Letter of Credit expires on February 28, 2007. The Letter of Credit was issued by the Bank, and availability under the Revolver is reduced from $500,000 to $325,000 while the Letter of Credit remains outstanding.

Neither the Company nor any subsidiary has any involvement in any legal proceeding as of the report date.

NOTE 7 - EQUITY COMPENSATION

Prior to the Merger, the 2006 Equity Incentive Plan was adopted by the Board of Directors and High Tide Stockholders. Under the Plan, 2,000,000 shares of Common Stock are reserved for issuance as incentive awards granted by the Board to executive officers, key employees and directors, and outside consultants. As of June 30, 2006, 1,070,000 shares have been granted to employees in the form of stock option grants, with a strike price of $1.00 per share, the market value at time of issue.

NOTE 8 - STOCKHOLDERS' EQUITY

Common Stock

On the Closing Date, the holders of MMC North America's issued and outstanding capital stock before the Merger (the "MMC North America Stockholders") surrendered all of their issued and outstanding capital stock of MMC North America and received 23,875,000 shares of common stock of the Company, par value $0.001 per share ("Common Stock"). The stockholders of High Tide before the Merger (the "High Tide Stockholders") retained 11,750,000 shares of Common Stock. Concurrently with the Merger, the Company closed a private offering of 10,000,968 shares of Common Stock, par value $0.001 (the "Offering") for total consideration of $10,000,968. On May 26, 2006, the Company closed on an additional 2,000,000 shares of Common Stock under the same terms as the Offering. The Company realized total cash proceeds of $11,648,316 net of direct financing costs of $802,650, of which $450,000 was settled in the form of warrants to purchase 450,000 shares of the Company's common stock at a strike price of $0.01 per share. The warrants expire on May 15, 2011. As of the report date the Company had authorized 300,000,000 shares and had issued and outstanding 47,625,968 shares of common stock at par value $.001

In connection with the issuance of the 12,000,000 shares of common stock in May, 2006, the Company is obligated to register the shares with the Securities & Exchange Commission ("SEC") by September 15, 2006. If the registration is not effective by 120 days from the registration date, the Company is subject to liquidated damages paid in cash equal to 1% per month on the value of the shares issued, or $120,000 per month, until 12 months after the date of issue. From that point forward, penalties are limited to only those shares that are not otherwise freely tradable under SEC Rule 144 which limits the volume of shares tradable by each Holder for a period from 12 to 24 months after date of issue. Under Rule 144, such restriction would apply to no more than 1,442,500 of the 12,000,000 shares, such that the maximum penalty would drop to $14,425 per month, for an additional twelve months. Accordingly, the maximum penalty to the Company would be $653,000 in the aggregate, or 5.8% of the net proceeds from the stock issue.

During 2006, prior to the Merger, MMC North America issued an additional $3,173,361 of Merger Interests, of which, $2,998,361 was subscribed and fully paid up in 2005, and the remaining $175,000 subscribed and paid in 2006.

NOTE 9 - RELATED PARTY TRANSACTIONS

The Company paid management fees of $260,000, inclusive of a $60,000 transaction fee capitalized as a component of the acquisition costs of the Facilities, and $200,000 in quarterly management fees expensed as incurred, in the six months ended June 30, 2006 to MMC Energy Management, LLC, ("MMC Management"), an affiliate controlled by the three executive officers of the Company. Effective July 1, 2006, the management services agreement between MMC North America and MMC Management was terminated, and replaced by a new management services agreement between MMC North America and the Company, such that there will be no future impact on the Company's consolidated earnings and cash flows from the management fee. As required by the Merger Agreement, no further business has been transacted between the Company and MMC Management subsequent to the Merger, and MMC Management will be dissolved as soon as practical.

NOTE 10 - MERGER AND CORPORATE RESTRUCTURE

On May 15, 2006, the Company entered into an Agreement of Plan and Reorganization ("Agreement" or "Merger") with High Tide Ventures, Inc. ("High Tide"). As a result of the Merger, there was a change in control of the public entity. In accordance with SFAS No. 141, MMC was the acquiring entity. While the transaction is accounted for using the purchase method of accounting, in substance the Agreement is a recapitalization of High Tide's capital structure.

For accounting purposes, the Company accounted for the transaction as a reverse merger and the Company is the surviving entity. The total purchase price and carrying value of net assets acquired was $11,750. The Company did not recognize goodwill or any intangible assets in connection with the transaction. From January 1, 2005 until the date of the Agreement, High Tide was an inactive corporation with no significant assets and liabilities.

Effective with the Agreement, all previously outstanding membership interests owned by the Company's members were exchanged for an aggregate of 23,875,000 shares of the Company's common stock. The value of the stock that was issued was the historical cost of the Company's net tangible assets, which did not differ materially from their fair value.

The total consideration paid was $11,750 and the significant components of the transaction are as follows:

Common stock retained                        $ 11,750
Assets acquired                                   (--)
                                             --------
Liabilities assumed                                --
Cash paid                                          --
                                             --------
Total consideration paid/organization cost   $ 11,750
                                             --------

In accordance with SOP 98-5, the Company expensed $11,750 as organization costs.

NOTE 11 - SUBSEQUENT EVENTS

On August 8, 2006 the Company formed MMC Mid-Sun, LLC as a wholly-owned subsidiary of the Company. Also on August 8, 2006, MMC Mid-Sun, LLC entered into a binding purchase and sale agreement with Taft Partner Energy Partners, LP ("the Seller") for the purchase of Seller's Mid-Sun power generation facility, including various power generation equipment and the assignment of a land lease, permits, and other contracts as required to operate this facility. The Company expects to close the transaction by September 30, 2006 upon satisfying certain closing conditions, including the mandatory approval of the FERC. The Company expects to acquire the jet turbine required to power this facility in a separate transaction, and to re-commission the facility during the fourth quarter of 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements and the notes thereto. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future.

This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors.

Critical Accounting Policies

The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosure. The Company bases its estimates and assumptions on historical experience and on various others assumptions that it believes to be reasonable under the circumstances. Future events, however, may differ markedly from the Company's current expectations and assumptions. While there are a number of significant accounting policies affecting the Company's consolidated financial statements, the Company believes the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments:

Revenue Recognition

Revenue is recognized when all of the following circumstances are satisfied: a) persuasive evidence of an arrangement exists, b) price is fixed or determinable,
c) collectibility is reasonably assured, and d) delivery has occurred. Revenues are recognized upon delivery of energy or service. The energy rates the Company collects fluctuate with rates approved for use by utilities and municipalities local to the respective venues of service or energy delivery.

RESULTS OF OPERATIONS

Since the Company's operations commenced in October 27, 2005 and was considered a development stage enterprise until June 12, 2006, period to period comparisons of results of operations are either not applicable or not comparable.

Revenues

Revenues for the six months ended June 30, 2006 of $271,000 consisted primarily of ancillary services revenue, which the Company earns by having its capacity available on ten minutes notice to provide critical real time balancing services to the power grid.

Cost of Sales

Cost of sales for the six months ended June 30, 2006 was approximately $51,000, yielding a gross profit of $220,000 and a gross margin of 81%. The relatively high gross margin resulted from very low direct variable costs, consisting of fees charged by the CAISO, attributable to the ancillary services described above. Cost of sales also includes a fixed monthly charge under an energy services management agreement.

Operations and Maintenance

Operations and maintenance expenses consist of the direct overhead expenses for operating and maintaining the Facilities. For the six months ended June 30, 2006, operations and maintenance expenses of $733,000 consisted primarily of fixed charges such as leases, property taxes and depreciation expenses, all of which accrue even when the Facilities are off line, as was the case through most of the period. As the Facilities have now been re-commissioned, the Company expects higher operations and maintenance expenses in future periods, which expenses will include customary facility operating costs such as contracted labor costs and actual repairs, both planned and unplanned.

Re-commissioning Expenses

Re-commissioning expenses consist of the non-recurring initial planned repairs and re-commissioning costs required to restore the Facilities and all related equipment to operating condition, including fuel and other costs relating to initial test runs of the Facilities. For the six months ended June 30, 2006 re-commissioning expenses of approximately $2,143,000 reflected the total costs of re-commissioning, including an estimate for final unbilled repairs, for the Facilities which commenced operations at the end of the period. Accordingly, no future re-commissioning expenses are anticipated for the Facilities, although the Company expects to incur such costs again with respect to future acquisitions such as the Mid-Sun facility.

General and Administrative Expenses

For the six months ended June 30, 2006, general and administrative expenses of approximately $2,221,000 consisted primarily of non-recurring organizational expense and investor relations fees in connection with merger of approximately $1,402,000, with the balance attributable to professional fees and compensation.

MANAGEMENT'S PLAN OF OPERATION

The Company is an energy management company formed in February 2005 to acquire and actively manage deep value assets in the U.S. power generation industry.

The U.S. power generation sector is fragmented and has recently suffered a cyclical downturn in most regions, which presents many deep discount acquisition opportunities. An oversupply of electric generation capacity exists in many regions of the U.S., which is the result of significant investments in new power generation over the past decade. As a result, power prices have declined in many of these overbuilt regions, reducing the value of generation assets. Also, the increased volatility in fuel prices has had an adverse effect on the few asset owners that can still trade electricity. The owners and financiers of these assets, who originally relied on flawed fundamentals and unrealistic expectations, have experienced considerable financial distress, often leading to bankruptcy, debt restructuring, asset repossession by lenders, or asset sales. The Company expects that these companies will continue to divest assets at discounted prices to obtain liquidity and retire project debt, leading to a substantial number of high-quality, yet financially distressed assets that are available for sale.

The Company strives to create long-term value from deep discount acquisitions through a dual focus on financial structuring and post-acquisition asset management. It's target market consists of small to medium-sized "merchant" power generating facilities, located in California, Texas and the Northeastern U.S., where many "red zones" (high electricity demand relative to limited available capacity) are present. The US Department of Energy named Southern California and the Atlantic coastal area from New York City to northern Virginia "critical congestion areas" for electricity transmission.

Merchant power facilities, as opposed to "contracted" facilities, compete in the highly volatile unregulated wholesale markets for power and lack the stability of long term contracts at fixed prices for both revenues and fuel costs (typically gas or coal). Merchant assets require an experienced owner, operator and risk manager who is capable of executing and administering all of the necessary oversight and controls. On the cost side, such assets are often burdened with the typical high cost structure of regulated plants, which include high labor costs, outdated utility supply agreements, and out-of-the-money tax treatments. The Company believes it will realize a significant amount of value through restructuring the plant's operations and maintenance, repair and overhaul contracts, supply and off-take agreements, and re-aligning the plant's cost structure to its new market-based environment.

The Company believes that it can compete effectively for deals in its niche market. It believes that most large energy investment firms focus primarily on acquiring larger regulated and contracted assets. Equipped primarily with financial engineering skills as opposed to asset operating experience such as that enjoyed by the Company, such firms have a limited universe of acquisition targets and greater competition for them. The assets acquired, therefore, typically have capped cash flows whose primary value drivers are characterized by low rates of return and lower weighted average cost of capital. The Company does not believe that such firms will be able to extract sufficient returns on investment by only employing leverage and exchanging cash flow risk for credit risk. Competitors for small merchant assets, such as the two power generating facilities (the "Facilities") and future Company targets, are typically more lacking in management depth and access to capital and deal flow.

The Company launched its strategy with its acquisition of the Facilities in the San Diego, California region in January, 2006. It is leveraging the acquisition to enter the California wholesale power and electricity market, and in particular, the San Diego region, which is currently a "red zone." The Company acquired the formerly idle Facilities for what it believes to be a deeply discounted value and believes the Facilities are likely to appreciate substantially in value following their repair and re-commissioning. The Company successfully re-commissioned the Facilities and began earning revenue from them on June 12, 2006.

The Company intends to add further value through expanding the Facilities. The Chula Vista Facility, one Facility acquired, was originally developed with a view towards supporting two distinct generating units, and presents an attractive expansion opportunity. The Company has obtained a preliminary quote to purchase two General Electric LM-6000 turbines, additional ancillary equipment and construction services to build out a second unit on site - a combined investment of approximately $60 million. The combined 94 MW LM-6000 units would represent over twice the capacity of the existing unit (94 MW), and operate much more efficiently. Accordingly, the LM-6000 units can be expected to sell energy profitably during virtually all "peak hours," greatly enhancing expected revenues and profitability from the Facility. Further growth from the Escondido Facility may come from replacing the existing units with additional LM-6000 units.

The Company believes additional transactions will be derived from mergers of large utilities that will require divestitures in regions where the combined entity would otherwise exert excessive market power. Additionally, many assets are held by purely financial investors where long-term fixed contracts for revenues, fuel supply and operations, shield them from operation risk. As those profitable contracts expire or are monetized, such financial owners generally will seek to immediately liquidate their investment. The Company's strategy is to acquire such assets that are often available at a deep discount and create long-term value by restructuring, refinancing, managing and operating those assets.

The Company believes its access to deal flow, primarily from proprietary sources, provides an additional advantage. It continues to screen deal opportunities received through such sources.

The Company currently has six full time employees based at the Company's headquarters in New York. The Company has contracted for third party labor for on-site management of the Facilities as well as 24 hour a day energy management and trading support, and generally expects to manage any future facilities acquired in a similar fashion for the foreseeable future. To support the Company's future growth plans, we expect to hire additional professional staff in the New York office to support increased acquisition activity and asset management responsibilities.

Liquidity and Capital Resources

As of June 30, 2006, the Company had $10.1 million in cash and equivalents. The Company believes this balance will be sufficient to satisfy its cash requirements under current operating conditions for at least three years.

However, such proceeds may also be used to acquire additional assets consistent with its growth strategy. Such acquisitions could result in the Company requiring additional funding in a significantly shorter period should such assets not be immediately cash flow generating. Additionally, the Company's growth plan, including the Chula Vista expansion, will require substantially more capital. The Company expects to raise substantially more debt and equity capital within the next twelve months to finance this targeted growth. The extent and timing of the capital requirements will be contingent on the specific acquisition targets the Company is able to source.

In connection with the issuance of the 12,000,000 shares of common stock in May, 2006, the Company is obligated to register the shares with the Securities & Exchange Commission ("SEC") by September 15, 2006. If the registration is not effective by 120 days from the registration date, the Company is subject to liquidated damages paid in cash equal to 1% per month on the value of the shares issued, or $120,000 per month, until 12 months after the date of issue. From that point forward, penalties are limited to only those shares that are not otherwise freely tradable under SEC Rule 144 which limits the volume of shares tradable by each Holder for a period from 12 to 24 months after date of issue. Under Rule 144, such restriction would apply to no more than 1,442,500 of the 12,000,000 shares, such that the maximum penalty would drop to $14,425 per month, for an additional twelve months. Accordingly, the maximum penalty to the Company would be $653,000 in the aggregate, or 5.8% of the net proceeds from the stock issue.

The Company believes that it will be successful in obtaining the working capital it needs to fund its planned level of operating activities, capital expenditures and debt and other obligations through the next 12 months. However, if during that period or thereafter, the Company is not successful in obtaining sufficient capital resources on terms acceptable to the Company, this could have a material adverse effect on the Company's plans to make additional acquisitions and expand the Facilities, and/or on the Company's current business, results of operations, liquidity and financial condition. If the Company issues additional equity and/or debt securities to meet its future capital requirements, the terms of any future equity financings may be dilutive to the Company's stockholders and the terms of any debt financings may contain restrictive covenants negatively affecting the Company's stockholders. The Company's ability to successfully effect future financings will depend on the status of its business prospects as well as conditions prevailing in the capital markets.

On January 31, 2006, MMC North America entered into a Loan and Security Agreement (the "Loan Agreement") with TD Banknorth (the "Bank"), for a $3.5 million senior debt facility including a $3.0 million term loan (the "Term Loan") and $500,000 revolving loan (the "Revolver", together with the Term Loan, the "Loans"). The Term Loan provides for interest payments only for the first six months, and 84 equal principal payments in the amount of $37,038 thereafter, with a final maturity date of May 3, 2013. The Term Loan bears interest at a variable rate equal to the Federal Home Loan Bank Rate plus 2.50%. $2.055 million of the Term Loan proceeds were funded into an escrow account under control of the Bank and restricted in use to valid repair and re-commissioning costs in accordance with a re-commissioning plan agreed to between MMC North America and the Bank, with any remaining cash released to MMC North America once the plants are operational. The remaining proceeds, net of related transaction costs, are intended to be used for general working capital purposes.

Advances against the Revolver are payable on demand and bear interest at the Prime Rate plus 1.00%. Beginning in 2007, amounts outstanding under the Revolver must be repaid in full and a zero balance maintained for at least 30 consecutive days at any time during the year. MMC North America has not made any borrowings under the Revolver.

The Loan Agreement places certain restrictions on MMC North America's ability to make distributions to Members and on transactions with affiliates. The Loan Agreement further subjects MMC North America to certain financial and other covenants, including maintaining a minimum Net Worth and minimum Debt Service Coverage ratio, and requiring that the Facilities be operational by no later than June 30, 2006. MMC North America is not in violation of any such covenants. The Loans are collateralized by substantially all assets of MMC North America and are personally guaranteed, jointly and severally, by the three principal officers of the Company. Any losses sustained by any officer under such guaranty shall be indemnified by the Company. MMC North America has issued an irrevocable letter of credit in the amount of $175,000 (the "Letter of Credit") to a counterparty under an energy services agreement entered into in May 2006 (the "ESA"). The counterparty may draw upon the Letter of Credit to recover liquidated damages suffered by the counterparty in connection with any energy sales it may make on behalf of MMC North America in the event MMC North America fails to meet its obligations, or for any other unsatisfied obligations under the ESA. The Letter of Credit expires on February 28, 2007. The Letter of Credit was issued by the Bank, and availability under the Revolver is reduced from $500,000 to $325,000 while the Letter of Credit remains outstanding.

Off- Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on its financial condition, revenues, results of operations, liquidity or capital expenditures, nor does the Company participate in non-exchange traded contracts requiring fair value accounting treatment.

Inflation

The effect of inflation on the Company's revenue and operating results was not significant. The Company's operations are located in North America and there are no seasonal aspects that would have a material effect on its financial condition or results of operations.

Recent Accounting Pronouncements

SFAS 156. On March 31, 2006 the Financial Account Standards Board (the "FASB") issued its Statement of Financial Accounting Standards 156 ("FAS 156") to amend FASB Statement No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("FAS 140"). FAS 156 requires an entity to recognize a servicing asset or servicing liability on its statement of financial position each time it undertakes an obligation to service a financial asset. FAS 156's required effective date of adoption is for the first fiscal year beginning after September 15, 2006. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows.

SFAS 123R. On March 31, 2005 the FASB issued its exposure draft, "Share-Based Payments" ("SFAS 123(e)"), which is a proposed amendment to SFAS 123, "Accounting for Stock-Based Compensation." The exposure draft would require all share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized in the statement of operations based on their fair value. The FASB issued the final standard in December 2005 that is effective for public companies for interim and annual periods beginning after December 15, 2005. The Company has recorded a charge of $26,750 to expense stock options issued by the Company during the quarter ended June 30, 2006 in accordance with SFAS 123(R).

SFAS 153. On December 16, 2005, FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions ("SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. Under SFAS 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for non-monetary transactions in fiscal periods that begin after June 15, 2005. The Company does not expect the adoption of this standard will have a material impact on its financial position, results of operations or cash flows.

FIN 47. In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143," which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. The Company is required to adopt the provisions of FIN 47 no later than the end of its fiscal 2006. The Company does not expect the adoption of this Interpretation to have a material impact on its consolidated financial position, results of operations or cash flows.

SFAS 154. In May 2005 the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company does not expect the adoption of this SFAS to have a material impact on its consolidated financial position, results of operations or cash flows.

SFAS 155. On February 16, 2006 the FASB issued SFAS 155, "Accounting for Certain Hybrid Instruments," which amends SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS
140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that information required to be disclosed in our Exchange Act reports is accumulated and communicated to our management, including the our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

As of June 30, 2006, we conducted an evaluation of effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SECs rules and forms. Upon closing of the Merger, the Company adopted the internal controls and accounting systems of MMC North America. There was no other change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company's business. The Company is currently not aware of nor has any knowledge of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On the Closing Date, the holders of MMC North America's issued and outstanding capital stock before the Merger (the "MMC North America Stockholders") surrendered all of their issued and outstanding capital stock of MMC North America and received 23,875,000 shares of common stock of the Company. The stockholders of High Tide before the Merger (the "High Tide Stockholders") retained 11,750,000 shares of Common Stock. Concurrently with the Merger, as previously disclosed by the Company in its Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2006, on such date the Company conducted an initial closing of a private placement offering (the "Offering") of its common stock deriving gross proceeds of $10,000,966. On May 26, 2006, the Company conducted a final closing of the Offering deriving additional gross proceeds of $2,000,000 from the sale of 2,000,000 additional shares of its common stock. The Company realized total proceeds of $11,648,316 net of direct financing costs of $802,650, of which $450,000 was settled in the form of warrants to purchase 450,000 shares of the Company's common stock at a strike price of $0.01 per share. The warrants expire on May 15, 2011. Such issuances were conducted pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), provided by
Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. The common stock was offered and sold only to "accredited investors," as that term is defined by Rule 501 of Regulation D.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On April 26, 2006, 86% of the shares held by Company's stockholders approved by written consent an Amendment to its Certificate of Incorporation ("Amendment") with the Secretary of State of the State of Nevada that was effective April 28, 2006 The Amendment was filed for the following purposes:

      1. To change the name of the Company from "High Tide Ventures, Inc." to "MMC Energy, Inc."; and

      2. To increase the Company's authorized capital stock from 75,000,000 shares of common stock, par value $0.001, to 300,000,000 shares of common stock, par value $0.001, and 10,000,000 shares of preferred stock, par value $0.001.

ITEM 5. OTHER INFORMATION

On August 8, 2006, the Company formed MMC Mid-Sun, LLC as a wholly-owned subsidiary of the Company. Also on August 8, 2006, MMC Mid-Sun, LLC entered into a binding purchase and sale agreement with Taft Partner Energy Partners, LP ("the Seller") for the purchase of Seller's Mid-Sun power generation facility, including various power generation equipment and the assignment of a land lease, permits, and other contracts as required to operate this facility for a purchase price of $1.5 million, subject to adjustment for certain recommissioning costs. The Company expects to close the transaction by September 30, 2006 upon satisfying certain closing conditions, including the mandatory approval of the FERC. The Company expects to acquire the jet turbine required to power this facility in a separate transaction, and to re-commission the facility during the fourth quarter of 2006.

ITEM 6. EXHIBITS

(a) Exhibits.

      10.9 Scheduling and Asset Optimization Services Agreement, dated June 7, 2006, between the Company and PPM Energy, Inc. ***

      31.1 Certification pursuant to Rules 13a - 14(a) and 15d - 14(a) under the Securities Exchange Act of 1934, as amended

      31.2 Certification pursuant Rules 13a - 14(a) and 15d - 14(a) under the Securities Exchange Act of 1934, as amended

      32.1  Certification pursuant to 18 U.S. C. Section 1350

      32.2  Certification pursuant to 18 U.S. C. Section 1350

*** Portions of this Exhibit were omitted and have been filed separately with the Secretary of the Commission pursuant to the Company's Application requesting Confidential Treatment under Rule 24b-2 of the Securities Exchange Act of 1934

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       MMC ENERGY, INC.


                                       BY: /s/ Karl W. Miller
                                           ------------------------------------
                                           Karl W. Miller
                                           CHIEF EXECUTIVE OFFICER


                                       BY: /s/ Denis Gagnon
                                           ------------------------------------
                                           Denis Gagnon
                                           CHIEF FINANCIAL OFFICER and PRINCIPAL
                                           ACCOUNTING OFFICER

DATE: August 14, 2006