Form 10QSB
period 2006-09-30
MMC ENERGY, INC.
filed 2006-11-08
CIK 1312206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR SECTION 15(d) OF THE EXCHANGE ACT

Commission file number 000-51968

MMC ENERGY, INC.
 (Exact Name of Small Business Issuer in Its Charter)

Delaware	26 Broadway New York NY 10004	98-0493819
(State or other jurisdiction of incorporation or organization)	(Address of principal executive offices) (zip code)	(IRS Employer Identification No.)

Issuer's telephone number: (212) 977-0900

________________________________
(Former Name, Former Address and Former Fiscal Year,
if Changed Since Last Report)

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 8, 2006 the registrant had 47,688,756 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes࿠ No࿠

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB contains forward-looking statements regarding our Company and our plans, goals, strategies, intent, beliefs or current expectations. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished. These forward-looking statements can be identified by the use of terms and phrases such as “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.). Items contemplating or making assumptions about, actual or potential future sales, market size, collaborations, and trends or operating results also constitute such forward-looking statements.

Although forward-looking statements in this report reflect the good faith judgment of management, forward-looking statements are inherently subject to known and unknown risks, business, economic and other risks and uncertainties that may cause actual results to be materially different from those discussed in these forward-looking statements. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, other than as may be required by applicable law or regulation. Readers are urged to carefully review and consider the various disclosures made by us in our reports filed with the Securities and Exchange Commission (the “SEC”) which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operation and cash flows. If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, our actual results may vary materially from those expected or projected.

EXPLANATORY NOTE

Unless otherwise indicated, the term the “Company” refers to MMC Energy, Inc. after giving effect to the merger described in Note 1 to the financial statements below unless the context clearly indicates otherwise. The term “Pubco” refers to MMC Energy, Inc. before giving effect to such merger, and the term “MMC North America” refers to MMC Energy North America, LLC, before giving effect to such merger.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MMC ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2006	December 31, 2005
	(unaudited)

Assets
Current assets:
Cash and equivalents	$10,309,684	$3,009,010
Accounts receivable, net	10,613	-
Unbilled receivables	100,294	-
Prepaids	644,273	200,000
Total current assets	11,064,864	3,209,010

Property, plant and equipment, net	3,073,345	-
Deferred acquisition costs	227,208	379,624
Long-term deposits	75,000	-
Total Assets	$14,440,417	$3,588,634

Liabilities & Stockholders' equity
Current Liabilities:
Current maturities of long-term debt	$444,456	$-
Accounts payable	538,151	381,554
Deferred revenue	140,600	-
Other accrued expenses	513,212	12,000
Deposits for subscribed membership interests	-	3,008,333
Total current liabilities	1,636,419	3,401,887

Long-term debt	2,481,468	-
Commitments & contingencies

Stockholders' Equity
Common stock; 300,000,000 shares authorized with 47,688,756 issued and outstanding as of September 30, 2006 and 1,411,013 shares issued and outstanding as of December 31, 2005, $.001 par value	47,689	1,411
Additional paid-in capital	15,074,917	208,561
Accumulated deficit	(4,800,076)	(23,225)
Total stockholders' equity	10,322,530	186,747
Total liabilities and stockholders' equity	$14,440,417	$3,588,634

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements

MMC ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,	February 7, 2005 (date of inception) to September 30,
	2006	2005	2006	2005
Operating revenues:
Energy production	$693,645	$-	$712,320	$-
Ancillary services	1,441,581	-	1,693,853	-
Resource adequacy capacity	380,000		380,000
Total operating revenues	2,515,226	-	2,786,173	-
Costs of sales:
Costs of energy production	330,789	-	345,266	-
Costs of ancillary services	316,720	-	353,051	-
Costs of resource adequacy capacity	25,000	-	25,000	-
Total costs of sales	672,509	-	723,317	-
Gross Profit	1,842,717	-	2,062,856	-
Operating expenses:
Operations and maintenance	709,829	-	1,442,501	-
Re-commissioning expenses	12,632	-	2,155,796	-
General and administrative expenses	888,708	-	3,109,987	-
Total operating expenses	1,611,169	-	6,708,284	-
Income (Loss) from operations	231,548	-	(4,645,428)	-
Other expenses (income)
Other expenses, net	68,850	-	131,423	-
Total other expense	68,850	-	131,423	-
Net income (loss) before provision for income taxes	162,698	-	(4,776,851)	-
Provision for income taxes	-	-	-	-
Net income (loss)	$162,698	$-	$(4,776,851)	$-

Basic income (loss) per common share
Net income (loss) per share	$-	$-	$(0.13)	$-

Weighted average shares outstanding	47,625,968	-	35,712,498	-

Diluted income (loss) per common share
Net income (loss) per share	$-	$-	$(0.13)	$-

Weighted average shares outstanding	48,464,595	-	35,712,498	-

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements

MMC ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006
(Unaudited)

	MMC	Common	Common	Additional		Total
	North America	Shares	Stock	Paid-in	Accumulated	Stockholders'
	Member Interest	$.001 Par Value	Amount	Capital	Deficit	Equity
Balance at December 31, 2005	$209,972		$-	$-	$(23,225)	$186,747
Capital subscribed	3,008,333	-	-	-	-	3,008,333
Cash contributions, net	165,028	-	-	-	-	165,028
High Tide Shares retained by High Tide stockholders in connection with merger with MMC North America on May 15, 2006	-	11,750,000	11,750	-	-	11,750
Shares issued to MMC North America members in relation to merger with High Tide on May 15, 2006	(3,383,333)	23,875,000	23,875	3,359,458	-	-
Stock awards and options	-	62,788	63	89,563	-	89,626
Common shares issued for cash	-	12,000,968	12,001	11,625,896	-	11,637,897
Net loss	-	-	-	-	(4,776,851)	(4,776,851)
Balance at September 30, 2006	$-	47,688,756	$47,689	$15,074,917	$(4,800,076)	$10,322,530

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements

MMC ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30, 2006	February 7, 2005 (date of inception) to September 30, 2005
Operating Activities of Continuing Operations

Net loss	$(4,776,851)	$-

Adjustments to reconcile net (loss) to cash used in operating activities
Depreciation and amortization	464,288	-
Stock-based compensation	89,625	-
Acquisition costs	11,750
Changes in current assets & liabilities
(Increase) in current assets	(555,180)	-
Increase in current liabilities	1,178,034	-
Increase in long-term deposits	(75,000)

Net cash used by operations	(3,663,334)	-

Investing Activities of Continuing Operations
Purchases of property, plant and equipment	(3,537,633)	-
Deferred acquisition costs	(227,208)

Net cash used by investing activities	(3,764,841)	-

Financing Activities of Continuing Operations
Proceeds from issuance of long-term debt	3,000,000	-
Repayment of long-term debt	(74,076)
Member interest issued, net	165,028
Proceeds from issuance of stock, net	11,637,897	-

Net cash provided by financing activities	14,728,849	-

Net increase in cash and cash equivalents	7,300,674	-
Beginning cash and cash equivalents at beginning of period	3,009,010	-
Cash and cash equivalents at end of period	$10,309,684	$-

Supplemental Disclosures:
Cash paid for taxes	$-	$-
Cash paid for interest	$131,915	$-

Non-cash investing and financing activities
Subscription agreements for member interests of that were subscribed and paid up in 2005 but not accepted by the company until January 3, 2006	$3,008,333	$-
Stock-based compensation	89,625	-
Acquisition costs in reverse merger with High Tide Ventures, Inc.	11,750	-

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements

MMC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

NOTE 1 - ORGANIZATION AND LINE OF BUSINESS

General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Regulation S-X, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The unaudited condensed consolidated financial statements should be read in conjunction with the Form 8-K Current Report dated and filed on May 15, 2006, which includes the audited financial statements of MMC Energy North America and notes thereto for the period from February 7, 2005 (date of inception) to December 31, 2005.

Organization and Line of Business

The Company is a North American energy acquisition company, which primarily acquires and operates power generation and associated energy infrastructure assets. The Company’s mission is to create long-term value from deep discount acquisitions through a dual focus on structuring disciplined acquisitions and hands on post-acquisition asset management.

MMC Energy North America, LLC (“MMC North America”) was formed under the laws of the state of Delaware on February 7, 2005. On January 9, 2006, MMC North America acquired substantially all of the assets of Dispersed Generating Company, LLC (the “Seller”), consisting primarily of two power generating facilities located in the San Diego, California area (the “Facilities”). MMC North America was in the development stage, as defined by Statement of Financial Accounting Standards No. 7 (“SFAS No. 7”) until June 12, 2006, at which time it completed the re-commissioning of the Facilities and commenced normal operations and revenue recognition. MMC North America in turn formed two wholly-owned subsidiaries, MMC Chula Vista, LLC and MMC Escondido, LLC, both of which are Delaware limited liabilities companies, and each of which holds one of the two Facilities. On May 15, 2006, as described in more detail under Note 10 below, MMC North America merged with MMC Energy, Inc., a Nevada corporation, with the latter entity succeeding to the business of MMC North America.

On September 22, 2006, the Company was reincorporated as a Delaware corporation by means of a merger of the existing Nevada corporation with and into MMC Energy, Inc., a newly-formed Delaware corporation. Pursuant to the reincorporation merger, the Delaware corporation succeeded to the business of the Nevada corporation and the separate existence of the Nevada corporation ceased.

All significant inter-company transactions and balances have been eliminated in consolidation.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Revenue Recognition

For revenue from products and services, the Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered/services rendered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or services have not been rendered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or services have been rendered or no refund will be required.

On December 17, 2003, the SEC staff released Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition.  The staff updated and revised the existing revenue recognition in Topic 13, Revenue Recognition, to make its interpretive guidance consistent with current accounting guidance, principally EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.”  Also, SAB 104 incorporates portions of the Revenue Recognition in Financial Statements - Frequently Asked Questions and Answers document that the SEC staff considered relevant and rescinds the remainder. The Company’s revenue recognition policies are consistent with this guidance; therefore, this guidance will not have an immediate impact on the Company’s financial statements.

The Company records revenues in connection with delivering electric power and ancillary services, generally being on call to provide power on ten minutes notice, to the California Independent System Operator (“CAISO”), or such other third parties as it may contract with directly from time to time. The Company commenced earning revenues during June 2006. In the event that the Company is compensated for services before they are rendered, the Company will record deferred revenue in the liability section of its balance sheet.

Revenues consist of energy production, ancillary services, which the Company earns by having its capacity available on ten minutes notice to provide critical real time balancing services to the power grid, and contracted resource adequacy capacity revenues.

Energy Production - The provision of electric power to a local power grid through day ahead and real time auctions managed by the ISO, the “merchant market”, or through bilateral agreements with a utility or other direct counterparty. As MMC has no outstanding power purchase agreements or other contracted energy production, all of its revenues are earned in the merchant market.

Ancillary Services - Although there are several types of ancillary services, the Company, to date, primarily provides “spin” and “non-spin” services which call for the facilities to be delivering the awarded capacity within 10 minutes of dispatch whether connected to the grid (spin) or not (non-spin). Spin services typically offers higher rates.

Capacity Revenues - Regulatory capacity payments for generators of any type based strictly on total installed capacity measured in megawatts (MW). In the CAISO market where the Company currently operates exclusively, market-based capacity revenues are earned through Resource Adequacy contracts. The resource adequacy capacity amount cannot exceed the Qualified Capacity amount for the resource. Qualified Capacity is certified by the CAISO and the California Public Utility Commission. For 2006, the Escondido and Chula Vista were certified by CAISO and the CPUC for 40 MW each.

Income Taxes

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, deferred income taxes are the result of the expected future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities. Generally, deferred income taxes are classified as current or non-current in accordance with the classification of the related asset or liability. Those items not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse. A valuation allowance is provided against deferred income tax assets in circumstances where management believes the recoverability of a portion of the assets is not reasonably assured. Losses incurred will be carried forward as applicable per SFAS 109 and the Internal Revenue Code and potentially may used to offset taxable net income generated in the future. The Company has no history of generating taxable net income and may not recognize any tax benefit on losses incurred currently.

Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers all time deposits and highly liquid debt instruments purchased that mature in three months or less to be cash equivalents.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed principally by the straight-line method at rates based on estimated useful lives as follows:

Automobiles	5 years
Office equipment	3 years
Machinery and equipment	5 years

Long-Lived Assets

The Company reviews annually, and as circumstances dictate, the carrying amount of its property and equipment and patents. The purpose of these reviews is to determine whether the carrying amounts are recoverable. Recoverability is determined by examining and comparing respective carrying amounts versus expected revenue streams from the related businesses. The amount of impairment, if any, is measured based on the excess of the carrying value over the fair value.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit for each institution.

Concentration of credit risk with respect to accounts receivable is high due to the relatively small number of entities comprising the Company's customer base. The Company's revenues earned on contracts for the three and nine month periods ending September 30, 2006 were comprised of 85% and 87%, respectively, from one customer, the CAISO. The Company received the balance of its revenues from Oxy, Inc.

Seasonal Nature of Business

The Company’s business is seasonal, with a relatively high proportion of revenues and operating cash flows generated during the third quarter of the fiscal year, which include the peak summer months for energy demand. As the Company derives most of its revenues from selling energy and ancillary services at spot market prices, as opposed to under longer term fixed-price contracts, its revenues and operating income are highly exposed to the seasonal fluctuation in commodity pricing, which corresponds to peak demand.

Geographical Concentration Risk

The Company’s Facilities are located in greater San Diego, California, and generally provide power only in that state. Accordingly, the Company’s operations are highly regulated by the local San Diego Air Permit Control Board, the CAISO and other related state and local agencies, as well as the Federal Energy Regulation Commission. Such organizations establish certain rules and limitations on operations and require that the Company maintain in good standing several required licenses and permits, such as limits on air emissions. These organizations may from time to time change the rules under which the Company operates and derives its revenues. The Company’s licenses and permits were, generally, transferred with the Facilities from the Seller, and the Company believes it has all such required licenses and permits to conduct its operations.

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred no advertising costs for the period ended September 30, 2006.

Comprehensive Income

Statement of Financial Accounting Standards No. 130 (“SFAS 130”), “Reporting Comprehensive Income,” establishes standards for reporting and displaying of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company does not have any items of comprehensive income in the period presented.

Segment Information

The Company adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance. The Company currently has only one operating segment.

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

Basic and Diluted Income (Loss) Per Share

Basic and diluted loss per common share is based upon the weighted average number of common shares outstanding during the fiscal year under the provisions of SFAS No. 128, Earnings Per Share and as amended/superseded in SFAS No. 123(R), Share-Based Payment. As the Company incurred a net loss for the nine months ended September 30, 2006 dilutive shares presented for that period are the same as basic shares outstanding. There are no anti-dilutive securities issued and outstanding. Below is a reconciliation of basic to diluted shares outstanding for the applicable periods:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Weighted average shares outstanding - Basic	47,625,968	35,712,498
Dilutive effect of assumed exercise of employee stock options, warrants and immediate vesting of unvested stock awards	838,627	-
Weighted average shares outstanding - Diluted	48,464,595	35,712,498

Stock-Based Compensation

As of the merger described in Note 10 below, MMC adopted SFAS No. 123(R) which no longer permits the use of the intrinsic value method under APB No. 25. The Company uses the modified prospective method to adopt SFAS No. 123(R), which requires compensation expense to be recorded for all stock-based compensation granted on or after January 1, 2006, as well the unvested portion of previously granted options. The Company is recording the compensation expense on a straight-line basis, generally over the explicit service period of three years (except for retirement eligible employees and retirees). The Company made no stock-based compensation grants before January 1, 2006 and therefore has no unrecognized stock compensation related liabilities or expense unvested or vested prior to 2006.

The following tables illustrates the effect that adoption of SFAS No. 123(R) had on the Company’s nine months ending September 30, 2006 results and cash flows as well as the parameters used in the valuation of options granted in the first nine months of 2006.

	Under Pre-SFAS No.123 (R) Accounting	SFAS No. 123( R) Impact	Actual Nine Months Ended September 30, 2006
Earnings before taxes	$(4,687,226)	$(89,625)	$(4,776,851)
Net Earnings	(4,687,226)	(89,625)	(4,776,851)

Net Earnings
Basic EPS	$(0.13)	$-	$(0.13)
Diluted EPS	(0.13)	-	(0.13)

Cash Flows
Operating Activities	$(3,663,334)	$-	$(3,663,334)
Financing Activities	14,728,849	-	14,728,849

The following table summarizes common stock options outstanding and the related exercise prices under the Company’s 2006 Equity Incentive Plan.

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 1.00	1,070,000	9.62	$1.00	-	$1.00

Transactions during 2006 involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2005	-	$-
Granted	1,070,000	1.00
Exercised	-	-
Cancelled or expired	-	-
Outstanding at September 30, 2006	1,070,000	$1.00

Based on the Company’s closing stock price of $2.30 at September 30, 2006, stock options currently outstanding had an aggregate intrinsic value of $1,391,000, and there were no in-the-money options exercisable. As of September 30, 2006, such options had a weighted-average remaining contractual life of 9.62 years and weighted-average exercise price of $1.00 per share.

The weighted-average fair value of stock options granted to employees during the nine months ended September 30, 2006 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model were as follows:

Significant assumptions (weighted-average):
Risk-free interest rate at grant date	5.06%
Expected stock price volatility	59%
Expected dividend payout	0.00
Expected option life-years (a)	6.00

(a)	The expected option/warrant life is based on vested dates.

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

Fair Value of Financial Instruments

The carrying amounts of the Company's cash, trade payables, accrued expenses, and notes payable approximate their estimated fair value due to the short-term nature of those financial instruments. In June 2006, the Company issued a warrant to purchase 450,000 shares of common stock at an exercise price of $0.01 per share. This warrant was issued in lieu of cash as payment for professional services rendered to the Company. The warrant was valued at the fair value of the professional services received as determined by usual and customary fees associated with such services in transactions between unrelated parties.

Recent Accounting Pronouncements

SFAS 158. In September 2006 the FASB issued its Statement of Financial Accounting Standards 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The effective date for an employer with publicly traded equity securities is as of the end of the fiscal year ending after December 15, 2006. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows.

SFAS 157. In September 2006 the Financial Account Standards Board (the “FASB”) issued its Statement of Financial Accounting Standards 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. FAS 157 effective date is for fiscal years beginning after November 15, 2007. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows.

FIN 48. In June 2006, the FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company does not expect the adoption of this Interpretation to have a material impact on its consolidated financial position, results of operations or cash flows.

Reclassifications

Certain reclassifications have been made to conform to prior periods' data to the current presentation. These reclassifications had no effect on reported losses.

NOTE 3 - RECEIVABLES AND PREPAID ITEMS

At September 30, 2006 and December 31, 2005 trade accounts receivable and prepaid items consisted of the following:

	September 30, 2006	December 31, 2005

Accounts and unbilled receivables	$110,907	$-
Allowance for doubtful accounts	-	-

Accounts receivable, net	$110,907	$-

	September 30, 2006	December 31, 2005

Prepaid Insurance	$67,475	$-
Prepaid Expenses	276,070	-
Short-Term Deposits	300,727	200,000
Total Prepaids	$644,272	$200,000

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

At September 30, 2006 and December 31, 2005 property, plant and equipment consisted of the following:

	September 30, 2006	December 31, 2005

Land	$375,000	$-
Automobile	20,427	-
Office equipment	7,381	-
Machinery, equipment & other	3,134,825	-
	3,537,633	-
Accumulated depreciation	(464,288)	-
Total	$3,073,345	$-

Depreciation for the quarter and nine months ended September 30, 2006 were $158,244 and $464,288 respectively.

NOTE 5 - LONG-TERM DEBT

On January 31, 2006, MMC North America entered into a Loan and Security Agreement (the “Loan Agreement”) with TD Banknorth (the “Bank”), for a $3.5 million senior debt facility, including a $3.0 million term loan (the “Term Loan”) and a $500,000 revolving loan (the “Revolver”, together with the Term Loan, the “Loans”). The Term Loan provides for interest payments only for the first six months, and 81 equal principal payments in the amount of $37,038 thereafter, with a final maturity date of May 3, 2013. The Term Loan bears interest at a fixed rate equal to 7.58%. Approximately $2.1 million of the Term Loan proceeds were funded into an escrow account under control of the Bank and restricted in use to valid repair and re-commissioning costs in accordance with a re-commissioning plan agreed to between MMC North America and the Bank. The remaining proceeds, net of related transaction costs, were used for general working capital purposes. As of September 30, 2006 all escrowed funds for repair and re-commissioning had been expended for the intended use.

Advances against the Revolver are payable on demand and bear interest at the Prime Rate plus 1.00%. Beginning in 2007, amounts outstanding under the Revolver must be repaid in full and a zero balance maintained for at least 30 consecutive days at any time during the year. MMC North America has not made any borrowings under the Revolver.

The Loan Agreement places certain restrictions on MMC North America’s ability to make distributions to the Company and on transactions with affiliates. The Loan Agreement further subjects MMC North America to certain financial and other covenants, including maintaining a minimum Net Worth and minimum Debt Service Coverage ratio. The Loans are collateralized by substantially all assets of MMC North America and are personally guaranteed, jointly and severally, by the three principal officers of the Company. Any losses sustained by any officer under such guaranty shall be indemnified by the Company.

NOTE 6 - COMMITMENTS AND CONTINGENT LIABILITIES

MMC North America has arranged for the issuance by the Bank of an irrevocable letter of credit in the amount of $175,000 (the “Letter of Credit”) to a counterparty under an energy services agreement entered into in May 2006 (the “ESA”). The counterparty may draw upon the Letter of Credit to recover liquidated damages suffered by the counterparty in connection with any energy sales it may make on behalf of MMC North America in the event MMC North America fails to meet its obligations, or for any other unsatisfied obligations under the ESA. The Letter of Credit expires on February 28, 2007. Availability under the Revolver is reduced from $500,000 to $325,000 while the Letter of Credit remains outstanding.

The Company’s primary office space is leased for a one year term expiring February 28, 2007. Aggregate remaining payments under the lease as of September 30, 2006 are approximately $16,000.

Neither the Company nor any subsidiary has any involvement in any legal proceeding as of the report date.

NOTE 7 - EQUITY COMPENSATION

Under the Company’s 2006 Equity Incentive Plan (the “Plan”), 2,000,000 shares of common stock are reserved for issuance as incentive awards to executive officers, key employees and directors and outside consultants. On September 19, 2006, the stockholders of the Company approved an amendment to the Plan that increased the shares reserved for issuance under the Plan to 5,000,000. As of September 30, 2006, 1,070,000 shares had been granted to employees in the form of stock option grants, with an exercise price of $1.00 per share, the market value of the Company’s common stock at the time of issue. Additionally, in September 2006 the Company awarded 62,788 shares of restricted stock to its five independent directors as compensation for services.

NOTE 8 - STOCKHOLDERS' EQUITY

 On the closing of the Merger described in Note 10 below (the “Merger”), MMC North America’s outstanding equity interests were surrendered by the holders thereof for 23,875,000 shares of common stock of the Company, par value $0.001 per share (“Common Stock”). The existing stockholders of Pubco (as defined in Note 10 below) retained the 11,750,000 shares of Common Stock outstanding prior to the Merger and concurrently with the Merger, the Company issued 10,000,968 additional shares of Common Stock in a private placement for total proceeds of $10,000,966. On May 26, 2006, the Company issued an additional 2,000,000 shares of Common Stock under the same terms as the first private placement for additional proceeds of $2,000,000. The Company realized total proceeds of $11,637,897 net of direct financing costs of $813,069, of which $450,000 was settled in the form of a warrant to purchase 450,000 shares of Common Stock at an exercise price of $0.01 per share. This warrant expires on May 15, 2011. During the quarter ended September 30, 2006, the Company issued 62,788 shares of restricted stock to its five independent directors as compensation. These share awards vest on May 15, 2007. As of the date of this report, the Company had 300,000,000 shares authorized under its Certificate of Incorporation and had issued and outstanding 47,688,756 shares of Common Stock. As of such date, the Company also had 10,000,000 shares of preferred stock authorized under its Certificate of Incorporation, none of which was issued or outstanding.

In connection with the issuance of the 12,000,968 shares of Common Stock in the private placements described above, the Company was obligated to file a registration statement with to permit the resale of the shares issued in the private placements with the Securities and Exchange Commission (the “SEC”) by September 12, 2006.  If the registration statement was not filed with the SEC by that date or if the SEC did not declare the registration statement effective within 120 days after filing, the Company is subject to liquidated damages payable to the holders of the shares issued in the private placements (the “Holders”) in cash equal to 1% per month of the purchase price of the shares issued, or $120,000 per month, until 12 months after the date of issue.  From that point forward, penalties are limited to only those shares that are not otherwise freely tradable under SEC Rule 144, which rule limits the volume of shares that may be resold by each Holder for a period from 12 to 24 months after date they were issued.

On October 17, 2006, a majority of Holders approved an extension of the filing requirement to December 31, 2006, and agreed to cap aggregate registration penalties at 12%. However, the aforementioned penalties accrued up to October 17, 2006 were not explicitly waived. Accordingly, the Company has reserved for such penalties for the period from September 13, 2006 through October 17, 2006, or 34 days, at the rate of 1% per month, amounting to $136,000 charged to non-operating financing costs. The maximum additional penalties to the Company, should it fail to file a registration statement by December 31, 2006, would be $753,000 in the aggregate, representing 7.4% of the net proceeds from the stock issue, inclusive of the penalties incurred to date.

NOTE 9 - RELATED PARTY TRANSACTIONS

The Company paid management fees of $260,000, inclusive of a $60,000 transaction fee, capitalized as a component of the acquisition costs of the Facilities, and $200,000 in quarterly management fees expensed as incurred, in the six months ended June 30, 2006 to MMC Energy Management, LLC, (“MMC Management”), an affiliate controlled by the three executive officers of the Company. Effective July 1, 2006, the management services agreement between MMC North America and MMC Management was terminated, and replaced by a new management services agreement between MMC North America and the Company, such that there will be no future impact on the Company’s consolidated earnings and cash flows from the management fee. As required by the Merger Agreement, no further business has been transacted between the Company and MMC Management subsequent to the Merger, and MMC Management was dissolved on November 6, 2006.

NOTE 10 - MERGER AND CORPORATE RESTRUCTURING

MMC Energy, Inc. was originally incorporated in Nevada under the name High Tide Ventures, Inc. (“Pubco”). On May 3, 2006, Pubco changed its name to MMC Energy, Inc. On May 15, 2006, MMC Energy Acquisition Corp., a wholly-owned subsidiary of Pubco (“Acquisition Sub”), merged (the “Merger”) with and into MMC Energy North America. As described in Note 1 above, prior to the Merger, MMC North America owned the Facilities and conducted the Company’s current business and Pubco did not conduct meaningful operations. Pursuant to the Merger, Pubco thus acquired the business of MMC North America, including the Facilities, and the former members of MMC North America received shares of Pubco common stock. Simultaneously with the Merger, Pubco consummated a $12 million private placement of shares of common stock. This Merger is accounted for as a reverse takeover of Pubco by MMC North America. As a result of the Merger, there was a change in control of Pubco. In accordance with SFAS No. 141, Accounting for Business Combinations, MMC Energy North America was the acquiring entity for accounting purposes. While the transaction is accounted for using the purchase method of accounting, in substance transaction was a recapitalization of Pubco’s capital structure.

The total purchase price and carrying value of net assets acquired was $11,750. The Company did not recognize goodwill or any intangible assets in connection with the transaction. From January 1, 2005 until the date of the transaction, Pubco was an inactive corporation with no significant assets and liabilities. Effective with the merger, all previously outstanding membership interests owned by MMC Energy North America’s members were exchanged for an aggregate of 23,875,000 shares of the Company’s common stock. The value of the stock that was issued to MMC North America’s equity holders was the historical cost of the Company's net tangible assets, which did not differ materially from their fair value.

The total consideration paid was $11,750 and the significant components of the transaction are as follows:

Common stock retained	$11,750
Assets acquired	(---)
Liabilities assumed	---
Cash paid	---
Total consideration paid/organization cost	$11,750

In accordance with SOP 98-5, the Company expensed $11,750 as organization costs.

NOTE 11 - SUBSEQUENT EVENTS

On October 5, 2006, MMC Mid-Sun, LLC (“MMC Mid-Sun”), a wholly-owned subsidiary of the Company, entered into a binding purchase and sale agreement with Kellstrom Commercial Aerospace, Inc. (the “Seller”) for the purchase of an LM-2500 gas turbine at a price of $3.15 million. The acquisition closed on October 10, 2006. MMC Mid-Sun purchased the turbine for installation in the Mid-Sun power generation facility, which MMC Mid-Sun agreed to acquire on August 8, 2006. The Company expects to close the acquisition of the power generation facility in November 2006 and to install the new turbine in connection with re-commissioning the plant shortly thereafter.

On October 30, 2006, the Company exercised an option to extend the term of the land lease of its Chula Vista facility until November 1, 2012. The approximate annual rent payments are disclosed in the table below:

Year	Rent
2007	$104,000
2008	107,000
2009	110,000
2010	114,000
2011	117,000
2012	$121,000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with its financial statements and notes thereto appearing in its public filings including this report. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. The Company’s actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors.

This report contains forward-looking statements and information relating to the Company. The Company generally identify forward-looking statements using words like “believe,” “intend,” “will,” “expect,” “may,” “should,” “plan,” “project,” “contemplate,” “anticipate,” “seek” or similar terminology. These statements are based on the Company’s beliefs as well as assumptions it made using information currently available to its. Because these statements reflect the Company’s current views concerning future events, these statements involve risks, uncertainties and assumptions. Actual results may differ significantly from the results discussed in these forward-looking statements.

Critical Accounting Policies

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosure. The Company bases its estimates and assumptions on historical experience and on various others assumptions that it believes to be reasonable under the circumstances. Future events, however, may differ markedly from the Company’s current expectations and assumptions. While there are a number of significant accounting policies affecting the Company’s consolidated financial statements, the Company believes the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments:

Revenue Recognition

Revenue is recognized when all of the following circumstances are satisfied: a) persuasive evidence of an arrangement exists, b) price is fixed or determinable, c) collectibility is reasonably assured, and d) delivery has occurred. Revenues are recognized upon delivery of energy or services. The revenues the Company collects for ancillary services and energy delivery fluctuate based on market prices established by the CAISO on a daily, hourly and real-time basis.

The Company recognizes energy production revenue when energy has been substantially transmitted to the customer. The Company recognizes revenue when electric power is delivered to a customer pursuant to contractual commitments that specify volume, price and delivery requirements. Some sales of energy are based on economic dispatch, or ‘as-ordered’ by an independent system operator (“ISO”), based on member participation agreements, but without an underlying contractual commitment.  Revenues for sales of energy based on ISO dispatches are recorded on the basis of megawatt hours (“MWh”) delivered, at the relevant day-ahead or real-time prices.   Aside from bilateral contracts which the Company may enter into from time to time, the Company generally offers its energy to the ISO daily at its variable cost to produce plus a desired minimum profit margin.  The Company’s facilities can only be dispatched if the market clearing price exceeds the Company’s bid price.  The Company may also receive “out of merit” dispatches in times when the market price is less than the Company’s bid price, but its power is needed locally due to local transmission constraints, in which case the Company will be paid its bid price for energy provided.

The Company also recognizes revenues from the provision of ancillary services and under resource adequacy contracts. Although there are several types of ancillary services, the Company, to date, primarily provides “spin” and “non spin” services whose revenues are recognized at the time of dispatch by the ISO. Resource adequacy contract (capacity) revenues are recognized based on the CPUC and CAISO certified Qualified Capacity.

RESULTS OF OPERATIONS

Since the Company’s operations commenced on October 27, 2005 and was considered a development stage enterprise until June 12, 2006, comparing periods in 2005 with corresponding periods in 2006 for the Company’s of results of operations are not meaningful.

Revenues

Revenues consist of energy production, ancillary services, which the Company earns by having its capacity available on ten minutes notice to provide critical real time balancing services to the power grid, and contracted resource adequacy capacity revenues.

Energy Production - The provision of electric power to a local power grid through day ahead and real time auctions managed by the ISO, the “merchant market”, or through bilateral agreements with a utility or other direct counterparty. As MMC has no outstanding power purchase agreements or other contracted energy production, all of its revenues are earned in the merchant market.

Ancillary Services - Although there are several types of ancillary services, the Company, to date, primarily provides “spin” and “non-spin” services which call for the facilities to be delivering the awarded capacity within 10 minutes of dispatch whether connected to the grid (spin) or not (non-spin). Spin services typically offers higher rates.

Capacity Revenues - Regulatory capacity payments for generators of any type based strictly on total installed capacity measured in megawatts (MW). In the CAISO market where the Company currently operates exclusively, market-based capacity revenues are earned through Resource Adequacy contracts. The resource adequacy capacity amount cannot exceed the Qualified Capacity amount for the resource. Qualified Capacity is certified by the CAISO and the California Public Utility Commission. For 2006, the Escondido and Chula Vista were certified by CAISO and the CPUC for 40 MW each.

Revenues for the three and nine months ended September 30, 2006 were $2,515,000 and $2,786,000 respectively and distributed as follows:

Periods Ended September 30, 2006
Operating revenues:	Nine Months	Three Months
Energy production	$712,319	$693,645
Ancillary services	1,693,853	1,441,581
Resource adequacy capacity	380,000	380,000
Total operating revenues	$2,786,172	$2,515,226

Cost of Sales

Cost of sales for the third quarter of 2006 was $673,000, yielding a gross profit of $1,842,000 and a gross margin of 73%. Cost of sales for the nine months ended September 30, 2006 was approximately $723,000, yielding a gross profit of $2,063,000 and a gross margin of 74%.  Gross margin was relatively high due to the high price of energy relative to stable fuel costs, and low direct variable costs associated with ancillary and capacity revenues. Cost of sales also includes a fixed monthly charge under a third party energy services management agreement. Costs of sales were distributed as follows along with the relevant gross margins.

Periods Ended September 30, 2006			Gross Margin %
Costs of sales:	Nine Months	Three Months	Nine Months	Three Months
Costs of energy generation	$345,266	$330,789	51.5%	52.3%
Costs of ancillary services	353,051	316,720	79.2%	78.0%
Costs of resource adequacy capacity	25,000	25,000	93.4%	93.4%
Total costs of sales	$723,317	$672,509	74.0%	73.3%

Costs of sales include these major expenses:

Fuel costs - Costs for fuel, primarily gas, used in the production of energy as well as the minimum fuel required to keep the Facilities on-line and connected to the grid for the provision of ancillary services.

Grid management charges - Charges associated with the reasonable costs of connection, switching, metering, transmission, distribution, safety provisions, and administrative costs incurred by the ISO directly related to the installation and maintenance of the electrical power grid necessary to permit the provision of energy and ancillary services as mandated by extant regulatory and governing bodies.

Variable operations and maintenance - Costs that are accrued for Planned Major Maintenance Activities (PMMA). These costs are accrued based on activities that are direct drivers of future PMMA, primarily MwH produced for energy generation services. A less significant component of variable operations and maintenance relates to non-fuel consumables used in operations, such as water for cooling and ammonia for emissions control.

Operations and Maintenance

Operations and maintenance expenses consist of the direct overhead expenses for operating and maintaining the Company’s existing facilities, consisting primarily of two power generating facilities located in the San Diego, California area (the “Facilities”). For the third quarter of 2006, operations and maintenance expenses were $709,000, which consisted primarily of fixed charges such as contracted labor, depreciation, interconnection costs and other period costs.

For the nine months ended September 30, 2006, operations and maintenance expenses were $1,442,000, which included fixed charges such as contracted labor, leases, property taxes, insurance and depreciation expenses, all of which accrue even when the Facilities are off line, as was the case through most of the first two quarters of 2006.

Re-commissioning Expenses

Re-commissioning expenses consist of the non-recurring initial planned repairs and re-commissioning costs required to restore the Facilities and all related equipment to operating condition, including fuel and other costs relating to initial test runs of the Facilities. Re-commissioning expenses for the third quarter of 2006 were approximately $13,000 reflecting minor expenses not accrued in the second quarter.

For the nine months ended September 30, 2006 re-commissioning expenses was approximately $2,156,000, which reflected the total costs of re-commissioning. The re-commissioning process was completed in June 2006 and no additional costs will be incurred with regards to the Facilities. The Company expects to incur such costs again with respect to future acquisitions such as the facility to be acquired by MMC Mid-Sun as described in Note 11 to the financial statements contained in this report.

General and Administrative Expenses

For the third quarter of 2006, general and administrative expenses were approximately $889,000, which consisted primarily of compensation and professional fees. Administrative costs for the quarter also included broken deal costs of approximately $150,000 in connection with an abandoned transaction and a catch up bonus accrual representing nine months vs. three months of estimated costs.

For the nine months ended September 30, 2006, general and administrative expenses were approximately $3,110,000, which consisted primarily of non-recurring financing and investor relations expenses of approximately $1,463,000, with the balance attributable to professional fees and compensation.

MANAGEMENT’S PLAN OF OPERATION

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

The Company strives to create long-term value from deep discount acquisitions through a dual focus on financial structuring and post-acquisition asset management. MMC’s target market consists of small to medium-sized “merchant” power generating facilities, located in California, Texas and the Northeastern U.S., where many “red zones” (high electricity demand relative to limited available capacity) are present. The US Department of Energy named Southern California and the Atlantic coastal area from New York City to northern Virginia "critical congestion areas" for electricity transmission.

Merchant power facilities, as opposed to “contracted” facilities, compete in the highly volatile unregulated wholesale markets for power and lack the stability of long term contracts at fixed prices for both revenues and fuel costs (typically gas or coal). Merchant assets require an experienced owner, operator and risk manager who is capable of executing and administering all of the necessary oversight and controls. On the cost side, such assets are often burdened with the typical high cost structure of regulated plants, which include high labor costs, outdated utility supply agreements, and out-of-the-money tax treatments. The Company believes it will realize a significant amount of value through restructuring the plant’s operations and maintenance, repair and overhaul contracts, supply and off-take agreements, and re-aligning the plant’s cost structure to its new market-based environment.

The Company believes that it can compete effectively for deals in its niche market. It believes that most large energy investment firms focus primarily on acquiring larger regulated and contracted assets. Equipped primarily with financial engineering skills as opposed to asset operating experience such as that enjoyed by the Company, such firms have a limited universe of acquisition targets and greater competition for them. The assets acquired, therefore, typically have capped cash flows whose primary value drivers are characterized by low rates of return and lower weighted average cost of capital. The Company does not believe that such firms will be able to extract sufficient returns on investment by only employing leverage and exchanging cash flow risk for credit risk. Competitors for small merchant assets, such as Facilities and future Company targets, are typically more lacking in management depth and access to capital and deal flow.

The Company launched its strategy with its acquisition of the Facilities in the San Diego, California region in January, 2006. It is leveraging the acquisition to enter the California wholesale power and electricity market, and in particular, the San Diego region, which is currently a “red zone.” The Company acquired the formerly idle Facilities for what it believes to be a deeply discounted value and believes the Facilities are likely to appreciate substantially in value following their repair and re-commissioning. The Company successfully re-commissioned the Facilities and began earning revenue from them on June 12, 2006.

The Company intends to add further value through expanding the Facilities. The Chula Vista Facility, one of the Facilities acquired, was originally developed with a view towards supporting two distinct generating units, and presents an attractive expansion opportunity. The Company has obtained a preliminary quote to purchase two General Electric LM-6000 turbines, additional ancillary equipment and construction services to build out a second unit on site - a combined investment of approximately $70 million. The combined 94 MW LM-6000 units would represent over twice the capacity of the existing unit (94 MW), and operate much more efficiently. Accordingly, the LM-6000 units would be expected to sell energy profitably during virtually all summer “peak hours,” greatly enhancing expected revenues and profitability from the Facility.

The Company believes additional deal flow will be derived as a result of mergers of large utilities that will require divestitures in regions where the combined entity would otherwise exert excessive market power. Additionally, many assets are held by purely financial investors where long-term fixed contracts for revenues, fuel supply and operations, shield them from operation risk. As those profitable contracts expire or are monetized, such financial owners generally will seek to immediately liquidate their investment. The Company’s strategy is to acquire such assets that are often available at a deep discount and create long-term value by restructuring, refinancing, managing and operating those assets.

The Company believes its access to deal flow, primarily from proprietary sources, provides an additional advantage. It continues to screen deal opportunities received through such sources.

The Company currently has six full time employees based at the Company’s headquarters in New York. The Company has contracted for third party labor for on-site management of the Facilities as well as 24 hour a day energy management and trading support, and generally expects to manage any future facilities acquired in a similar fashion for the foreseeable future. To support the Company’s future growth plans, we expect to hire additional professional staff in the New York office to support increased acquisition activity and asset management responsibilities.

Liquidity and Capital Resources

As of September 30, 2006, the Company had $10.3 million in cash and equivalents. The Company believes this balance will be sufficient to satisfy its cash requirements under current operating conditions for at least two years, in addition to being sufficient to fund the Mid Sun acquisition. On October 5, 2006, MMC Mid-Sun, LLC (“MMC Mid-Sun”), a wholly-owned subsidiary of the Company, entered into a binding purchase and sale agreement with Kellstrom Commercial Aerospace, Inc. (the “Seller”) for the purchase of an LM-2500 gas turbine at a price of $3.15 million. The acquisition closed on October 10, 2006. MMC Mid-Sun purchased the turbine for installation in the a power generation facility, which MMC Mid-Sun agreed to acquire on August 8, 2006. The Company expects to close the acquisition of the power generation facility in November 2006 and to install the new turbine in connection with re-commissioning the plant shortly thereafter.

However, the existing cash balance of the Company is not sufficient to fund the acquisition growth strategy described above. Such acquisitions would require the Company to obtain additional funding in a short period of time. Additionally, other elements of the Company’s growth plan, including the Chula Vista expansion, will require substantially more capital. The extent and timing of the capital requirements will be contingent on the specific acquisition targets the Company is able to source.

As described in detail in Note 8 to the financial statements included with this report, the Company will be liable for an as yet undermined amount of cash as liquidated damages relating to its existing registration rights agreement. The maximum aggregate liquidated damages for which the Company could be liable would be $753,000.

The Company believes that it will be successful in obtaining the working capital it needs to fund its planned level of operating activities, capital expenditures and debt and other obligations through the next 12 months. However, if during that period or thereafter, the Company is not successful in obtaining sufficient capital resources on terms acceptable to the Company, this could have a material adverse effect on the Company's plans to make additional acquisitions and expand the Facilities, and/or on the Company’s current business, results of operations, liquidity and financial condition. If the Company issues additional equity and/or debt securities to meet its future capital requirements, the terms of any future equity financings may be dilutive to the Company’s stockholders and the terms of any debt financings may contain restrictive covenants negatively affecting the Company’s stockholders. The Company’s ability to successfully effect future financings will depend on the status of its business prospects as well as conditions prevailing in the capital markets.

On January 31, 2006, MMC North America entered into a Loan and Security Agreement (the “Loan Agreement”) with TD Banknorth (the “Bank”), for a $3.5 million senior debt facility including a $3.0 million term loan (the “Term Loan”) and a $500,000 revolving loan (the “Revolver”, together with the Term Loan, the “Loans”). The Term Loan provides for interest payments only for the first nine months, and 81 equal principal payments in the amount of $37,038 thereafter, with a final maturity date of May 3, 2013. The Term Loan bears interest at a variable rate equal to the Federal Home Loan Bank Rate plus 2.50%. Approximately $2.1 million of the Term Loan proceeds were funded into an escrow account under control of the Bank and was fully expended strictly on valid repair and re-commissioning costs in accordance with a re-commissioning plan agreed to between MMC North America and the Bank. The remaining proceeds, net of related transaction costs were used for general working capital purposes.

Advances against the Revolver are payable on demand and bear interest at the Prime Rate plus 1.00%. Beginning in 2007, amounts outstanding under the Revolver must be repaid in full and a zero balance maintained for at least 30 consecutive days at any time during the year. MMC North America has not made any borrowings under the Revolver.

The Loan Agreement places certain restrictions on MMC North America’s ability to make distributions to Members and on transactions with affiliates. The Loan Agreement further subjects MMC North America to certain financial and other covenants, including maintaining a minimum Net Worth and minimum Debt Service Coverage ratio. MMC North America is not in violation of any such covenants. The Loans are collateralized by substantially all assets of MMC North America and are personally guaranteed, jointly and severally, by the three principal officers of the Company. Any losses sustained by any officer under such guaranty shall be indemnified by the Company.

MMC North America has arranged for the issuance by the Bank of an irrevocable letter of credit in the amount of $175,000 (the “Letter of Credit”) to a counterparty under an energy services agreement entered into in May 2006 (the “ESA”). The counterparty may draw upon the Letter of Credit to recover liquidated damages suffered by the counterparty in connection with any energy sales it may make on behalf of MMC North America in the event MMC North America fails to meet its obligations, or for any other unsatisfied obligations under the ESA. The Letter of Credit expires on February 28, 2007. Availability under the Revolver is reduced from $500,000 to $325,000 while the Letter of Credit remains outstanding.

Off- Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on its financial condition, revenues, results of operations, liquidity or capital expenditures, nor does the Company participate in non-exchange traded contracts requiring fair value accounting treatment.

Inflation and Seasonality

The effect of inflation on the Company’s revenue and operating results was not significant. The Company’s business is seasonal, with a relatively high proportion of revenues and operating cash flows generated during the third quarter of the fiscal year, which include the peak summer months for energy demand. As the Company derives most of its revenues from selling energy and ancillary services at spot market prices, as opposed to under longer term fixed-price contracts, its revenues and operating income are highly exposed to the seasonal fluctuation in commodity pricing, which corresponds to peak demand.

Recent Accounting Pronouncements

SFAS 158. In September 2006 the FASB issued its Statement of Financial Accounting Standards 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The effective date for an employer with publicly traded equity securities is as of the end of the fiscal year ending after December 15, 2006. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows.

SFAS 157. In September 2006 the Financial Account Standards Board (the “FASB”) issued its Statement of Financial Accounting Standards 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. FAS 157 effective date is for fiscal years beginning after November 15, 2007. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows.

FIN 48. In June 2006, the FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company does not expect the adoption of this Interpretation to have a material impact on its consolidated financial position, results of operations or cash flows.

SFAS 156. On March 31, 2006 the FASB issued its Statement of Financial Accounting Standards 156 to amend FASB Statement No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. FAS 156 requires an entity to recognize a servicing asset or servicing liability on its statement of financial position each time it undertakes an obligation to service a financial asset. FAS 156’s required effective date of adoption is for the first fiscal year beginning after September 15, 2006. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows.

SFAS 123R. On March 31, 2005 the FASB issued its exposure draft, "Share-Based Payments", which is a proposed amendment to SFAS 123, “Accounting for Stock-Based Compensation.” The exposure draft would require all share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized in the statement of operations based on their fair value. The FASB issued the final standard in December 2005 that is effective for public companies for interim and annual periods beginning after December 15, 2005. The Company has recorded a charge of $80,250 to expense stock options issued by the Company during the quarter ended September 30, 2006 in accordance with SFAS 123(R).

SFAS 153. On December 16, 2005, FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions. This statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. Under SFAS 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for non-monetary transactions in fiscal periods that begin after June 15, 2005. The Company does not expect the adoption of this standard will have a material impact on its financial position, results of operations or cash flows.

FIN 47. In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143,” which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. The Company is required to adopt the provisions of FIN 47 no later than the end of its fiscal 2006. The Company does not expect the adoption of this Interpretation to have a material impact on its consolidated financial position, results of operations or cash flows.

SFAS 154. In May 2005 the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company does not expect the adoption of this SFAS to have a material impact on its consolidated financial position, results of operations or cash flows.

SFAS 155. On February 16, 2006 the FASB issued SFAS 155, “Accounting for Certain Hybrid Instruments,” which amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed in our Exchange Act reports is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As of September 30, 2006, the Company conducted an evaluation of effectiveness of the design and operation of its disclosure controls and procedures, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer of its disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of such date to ensure that information required to be disclosed by us in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company’s business. The Company is currently not aware of nor has any knowledge of any such legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse affect on the Company’s business, financial condition or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2006, the Company issued an aggregate of 62,788 shares of its common stock in exchange for services. The issuances considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 19, 2006, the Company held a special meeting of stockholders to act upon the following matters:

1.	To approve the reincorporation of MMC Energy in the State of Delaware; and

2.	To approve an amendment to increase the size of the Company's 2006 Stock Incentive Plan.

Stockholders of record as of August 10, 2006 were eligible to participate in the special meeting of stockholders’. The stockholders’ approved, by a majority vote, both the reincorporation in Delaware proposal and the proposed amendment to the 2006 Stock Incentive Plan. The voting results were as follows:

Proposal	For	Against	Withheld	Broker Non-Votes	Abstentions
Reincorporation - Delaware	26,976,667	8,420	(36,081,310)	9,040,018	56,205

Increase to Stock Incentive Plan	24,822,181	2,051,660	(36,081,310)	9,040,018	167,451

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a)	Exhibits.

3.1	Certificate of Incorporation of MMC Energy, Inc.

3.2	By-Laws of MMC Energy, Inc.

10.10	Purchase and Sale Agreement between MMC Mid-Sun LLC and Kellstrom Commercial Aerospace, Inc.

10.11	Lease for principal office executed between Constitution Realty, LLC & MMC Energy North America

10.12	Assignment of lease obligation from MMC Energy North America, LLC to MMC Energy, Inc.

31.1	Certification pursuant to Rules 13a - 14(a) and 15d - 14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification pursuant Rules 13a - 14(a) and 15d - 14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification pursuant to 18 U.S. C. Section 1350

32.2	Certification pursuant to 18 U.S. C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MMC ENERGY, INC.

By:	/s/ Karl W. Miller
Karl W. Miller
Chief Executive Officer

By:	/s/ Denis Gagnon
Denis Gagnon
Chief Financial Officer and Principal Accounting Officer

DATE: November 8, 2006