Form 10KSB
period 2006-12-31
MMC ENERGY, INC.
filed 2007-03-06
CIK 1312206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR SECTION 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission file number 000-51968

MMC ENERGY, INC.
(Exact Name of Small Business Issuer in Its Charter)

Delaware	26 Broadway New York NY 10004	98-0493819
(State or other jurisdiction of incorporation or organization)	(Address of principal executive offices) (zip code)	(IRS Employer Identification No.)

Issuer's telephone number: (212) 977-0900

Securities registered under Section 12(b) of the Exchange Act

NONE

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $.001 par value
(Title of Class)

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form Form 10-KSB or any amendment to this Form Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☒

For the year ended December 31, 2006 the issuer reported revenues of $3,643,000. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of the close of business December 31, 2006 was $47,734,981

As of February 28, 2007 the registrant had 47,688,756 shares of Common Stock outstanding.

FORWARD-LOOKING STATEMENTS

Some of the statements under “business”, “Risk Factors,” “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Annual Report on Form Form 10-KSB constitute forward-looking statements. These statements relate to future events or our strategy, future operations, future financial position, future revenues, projected costs, prospects, and the plans and objectives of management and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, implied or inferred by these forward-looking statements. Such factors include, among other things, those listed under "Risk Factors" and elsewhere in this Annual Report. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "would," "expects," "plans," "intends," “anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms and other comparable terminology.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we do not know whether we can achieve positive future results, levels of activity, performance, or goals. Actual events or results may differ materially. We undertake no obligation to update any of the forward-looking statements after the date of this Annual Report to conform those statements to reflect the occurrence of unanticipated events, except as required by applicable law.

EXPLANATORY NOTE

MMC Energy, Inc. was originally incorporated in Nevada under the name High Tide Ventures, Inc. on February 13, 2003. On May 3, 2006, High Tide Ventures changed its name to MMC Energy, Inc. On May 15, 2006, a wholly-owned subsidiary of MMC Energy, Inc. merged with and into MMC Energy North America LLC, a Delaware limited liability company. Prior to this merger, MMC North America LLC acquired the power generating facilities located in Chula Vista and Escondido, California and otherwise conducted our current business as described throughout this Annual Report. Prior to this merger, MMC Energy, Inc. did not conduct meaningful operations. As a result of the merger, MMC Energy, Inc. thus acquired the business of MMC Energy North America LLC, including the power generating facilities, and the former members of MMC Energy North America LLC received shares of common stock of MMC Energy, Inc. On September 22, 2006, we reincorporated as a Delaware corporation by means of a merger of the existing Nevada corporation with and into MMC Energy, Inc., a newly-formed Delaware corporation.

 PART I

ITEM 1. DESCRIPTION OF BUSINESS

Company Overview

We are an energy management company that acquires and actively manages a portfolio of small to mid size, or below 250 megawatt, power generation assets. In January 2006 we acquired two power generation facilities in Chula Vista and Escondido, California, and in November 2006, we acquired a facility in Bakersfield, California. We are pursuing additional acquisitions of small to medium-sized power generating facilities primarily in California, Texas, the Mid-Atlantic and the Northeastern United States. We have also begun the process of expanding the Chula Vista facility.

Our power generation facilities, and our targeted acquisitions, are commonly referred to as “peaker” plants. These assets generate revenue from providing capacity and ancillary reliability services to retail electricity providers. During peak electricity usage times, such as the summer, we also sell our power in the daily merchant market.

Our strategy is to create long-term value by focusing on four core principals:

•	Acquiring power generation assets at a discount

•	Targeting power-constrained regions

•	Restructuring acquired facilities and operations

•	Structuring revenue and services contracts to optimize financial performance

We are managed by a team of professionals with significant sector-specific experience and knowledge in the energy industry. Our executive officers and Board of Directors have extensive experience in commodity pricing, risk management, operations in the energy industry, private equity, structured finance and project finance. Collectively, we have decades of combined experience working with such industry leaders as Pacific Gas & Electric Corporation, El Paso, Electricite de France, Consolidated Edison, Southern Union, and Calpine, Deutsche Bank, Chase and PriceWaterhouseCoopers. We intend to leverage this experience and our relationships within the energy industry to successfully execute on our core principals. We believe that our experience, combined with the successful execution of our core principals, will increase their long-term value for our shareholders.

We believe that the ownership of small to mid size U.S. power generation assets is fragmented which creates a unique buying opportunity. Some of the owners and financiers of these smaller assets have experienced financial distress, which has led to a number of bankruptcies, debt restructurings, asset repossessions by lenders and asset sales. We expect that these owners and financiers will continue to divest these assets to obtain liquidity and retire project debt, leading to attractive acquisition opportunities of assets in strategic locations.

Many assets are also held by financial investors who have relied on long-term fixed contracts for revenues, fuel supply and operations to shield them from operation risk. As those profitable contracts expire, we expect that financial owners generally will seek to liquidate their assets.

We believe additional deal flow will be derived from mergers of large utilities that will require divestitures in regions where the combined entity would otherwise exert excessive market power.

Such assets are generally “below the radar” of the larger, institutional acquirers such as private equity firms and larger non-regulated utilities. We believe these firms target larger assets because they are managing larger pools of capital and that require larger deal sizes. Furthermore, smaller, distressed assets often require additional up front investment and operational restructuring which can be burdensome to institutional buyers that are working to invest larger pools of capital. Accordingly, we believe the competition for acquiring these assets to be significantly less organized, such that they can be acquired at a discount to comparable pricing for larger, well-managed assets.

We launched our acquisition strategy in January 2006 with the acquisition of two 44 MW gas fired generating facilities in the San Diego region, one in Chula Vista and one in Escondido, California. This acquisition provided us entry to the California wholesale power and electricity market. We fully re-commissioned the facilities and began earning revenues on June 12, 2006. We acquired the formerly idle facilities for what we believe to be a discounted value to market and believe the facilities appreciated substantially in value following their repair and re-commissioning. In November 2006, we acquired Mid-Sun, a 22 MW facility near Bakersfield, California, which we also successfully re-commissioned in January 2007.

Industry Overview

Historically, the power generation industry in the U.S. has been dominated by vertically integrated electric utilities with monopolistic control over franchised territories. In order to encourage more competitive wholesale electricity markets, the Public Utility Regulatory Policies Act of 1978, or PURPA, and the Energy Policy Act of 1992, were established. The enactment of these policies, along with a series of deregulatory policies during the 1990s, created the opportunity for the growth of Independent Power Producers “IPPs”.

Independent Systems Operators “ISOs” and Regional Transmission Operators “RTOs” were created upon the deregulation of the utility industry to serve as regional non-profit organizations that ensure reliable transmission system operation and to operate the energy market to foster reasonable energy costs for electricity consumers in their region. There are seven primary ISOs/RTOs in the United States, each with its own specific market rules and pricing.

As a result of this deregulation, IPPs built new generating plants and purchased existing plants from regulated utilities to market wholesale power. IPPs predominantly constructed low cost and quick to build natural gas fired plants, adding more than 200,000 MW in aggregate power capacity between 1998 and 2004. The majority of these assets were financed by banks with short-term, non-recourse debt structures. Consequently, IPPs were highly-leveraged and required substantial cash flows from these power-generating assets to service their debt.

In 2001, wholesale electric prices began to decline from record levels primarily due to the excess capacity created by the IPPs. By early 2002, wholesale electric prices in certain regions of the U.S. had dropped to their lowest levels. Concurrent with wholesale electricity price declines, there were sharp increases in the price of natural gas caused by increased demand from new generation facilities and shrinking supply as a result of the damage to existing natural gas facilities caused by hurricanes Katrina and Rita. As a result, the difference between the offer price of energy and their fuel cost, or spark spread, experienced significant reductions.

The volatility of wholesale power and natural gas prices led to the deterioration of the power markets. As the spark spread shrank, some IPPs had difficulty servicing their debt obligations, which resulted in a significant financial distress for owners of these assets, especially smaller natural gas facilities.

The U.S. power market is now entering a period of sustained recovery. Even with increasing fuel costs, we expect that spark spreads will return to sustainable levels as power demand increases. We believe the pace and depth of that recovery, including anticipated increases in the value of power generation assets and associated infrastructure, will vary by asset type and region.

Power Generation Plants by Type

There are three primary facility types that provide electric power to the grid: Baseload, Mid-Merit, and Peaking facilities. Baseload facilities are designed to run continuously and provide the most inexpensive power, and as a result provide the majority of the electric power provided to the U.S. transmission grid. In contrast, Peaking facilities are used to balance unexpected short term surges in demand, making them critical to the reliability, "insurance," of the power grids they serve. Peaking facilities are costlier to run, but generally much less costly to build and maintain. Mid merit facilities have the characteristics of both a baseload and peaker facility.

Our company targets small to mid size, less than 250MW, natural gas fired power peaking generation plants in California, Texas, Mid-Atlantic and the Northeastern United States. Today, there are more than 800 small to mid-size natural gas-powered generating assets in the U.S.

Strategy

We believe that we achieve superior returns on our assets by focusing on:

•
Acquiring power generation assets at a discount— We target small to mid-size facilities, commonly referred to as peaker plants, in which we can acquire these assets at a discount to comparable facilities. These assets are available at a discount due to several factors, which include owners that are experiencing financial distress, facilities that have expiring long-term contracts, or facilities that have been idle for a period of time. We pursue opportunities through exclusive sale processes and attempt to avoid large auctions that attract multiple bidders, which can add to pricing pressure relative to expected cash flows. When bidding, we employ a disciplined valuation approach in order to maximize returns on investment. From time to time, we may enter into joint ventures with other parties to acquire larger assets to manage, or power generation assets outside of the natural gas peaker plant scope that meet our hurdle for internal rate of return on invested capital.

•
Targeting power-constrained regions— We focus our asset acquisition strategy on regions (1) with high electricity demand relative to limited available capacity, or “red zones,” and (2) where “natural gas is on the margin,” meaning that electricity prices are highly correlated with natural gas prices and most subsequent increases in gas prices can therefore be passed on to the consumer. We plan to acquire assets predominantly in California, Texas, the Mid-Atlantic and in the Northeastern U.S. where gas is on the margin. We may also look at selective clean coal-fired plants in those regions. While not typically available at the same discounts as gas-fired plants, clean coal plants burn cheaper fuel and earn substantially greater net margins from energy sales in these regions. These assets tend to have a more stable revenue stream less susceptible to commodity price risk which is reason we believe these assets are currently more expensive relative to the gas fired peaker plants.

•
Restructuring acquired facilities and operations— We seek acquisitions in which we can add immediate value. We focus on stablin revenue, reducing costs, and cash flow by restructuring facilities and operations by taking a hands-on approach to asset management. Prior to acquiring an asset, we look for opportunities to enhance operating revenues and reduce costs. Once the acquisition is completed, we manage the physical, operational and financial risks associated with power assets, drawing in part on the expertise of our management. We may also invest additional capital to re-power, or otherwise enhance the value of the assets, such as the current re-powering we are pursuing with our facility in Chula Vista.

•
Structuring revenue and service contracts to optimize financial performance— We believe we can increase a facility’s profitability and minimize market-based risk by structuring multiple revenue streams, including capacity agreements, ancillary reliability services and physical power contracts, that best suited for a given power market. We intend to implement a suitable hedging program as an overlay to the contract portfolio. Power and fuel hedging transactions may include any combination of physical, financial forward, and derivative power sales and fuel purchases. Such hedging transactions may consist of static transactions intended to meet budgetary and/or risk mitigation objectives, or more dynamic strategies intended to realize both the intrinsic and extrinsic value of a power or gas asset. In all cases, the primary purpose of the trading operation is to manage the market risk associated with its anticipated physical assets. We do not intend to engage in any speculative commodity trading. We directly control all key operating contracts to reduce each asset’s cost structure. This includes energy management labor contracts, fuel supply, operations and maintenance agreements, repair and overhaul contracts, and tax treatments.

Acquisition Considerations

Prior to acquiring an asset, we analyze numerous relevant factors. We seek to generate substantially greater investment returns on our acquisitions than those of larger base load plants with contracted revenue streams. We believe the larger base load plants with long term offtake contracts will result in lower rates of return than smaller peaker plants that meet our acquisition criteria.

We target small to mid size power plants in regions that are located in areas (1) with high electricity demand relative to limited available capacity, or “red zones,” and (2) where “natural gas is on the margin”. While ideal if the facility sits inside the red zone as is the case with Escondido and Chula Vista, locations just outside the zone may be equally attractive depending on transmission rights or access to the zone, and relative to the purchase price paid.

In the case of investments in our current assets, such as our contemplated expansion plans, we will also focus on other numerous pertinent factors such as:

•	site location on the power grid;

•	regulatory environment;

•	permitting issues and process;

•	feasibility studies (commercial, economic and technical);

•	contractual framework (terms and conditions);

•	risk management programs (including bonding, insurance and hedging);

•	potential conflicts between project participants (dispute resolution process and procedures);

•	estimated time to commencement and completion of implementation;

•	reputation, resources, experience and credit capacity of project participants;

•	offtake and supply arrangements;

•	likely "ramp up" period; and

•	potential to repower and/or expand acquired sites.

Existing Facilities

Chula Vista and Escondido

Our Chula Vista and Escondido facilities, or “Chula Vista” and “Escondido” are located near San Diego, California. We purchased the facilities in January 2006 from Dispersed Generating Company, LLC, an indirectly owned subsidiary of National Energy & Gas Transmission, Inc., the former non-regulated subsidiary of PG&E Corporation. Because National Energy & Gas Transmission was in the final stages of a Chapter 11 bankruptcy liquidation, the facilities were left in an mothballed state, with virtually no maintenance for a period of two years. Accordingly, we were able to negotiate what we believe to be an attractive deep discount purchase price approximating the scrap value of the equipment. We acquired and then recommissioned the facilities for a total cost price of approximately $5.7 million, representing a fraction of the original $60 million cost to construct the facilities in 2001.

We tested and repaired all of the key equipment, renewed all of the required operating permits, and successfully re-commissioned the facilities in June 2006, in time for the critical summer period. We also executed valuable resource adequacy capacity contracts for the balance of 2006. More recently, we executed capacity contracts covering the entire effective capacity for 2007, as well as a subsequent contract covering approximately one-half of the effective capacity for the period from 2008 to 2011.

Each facility has a gross nameplate capacity of approximately 44 MW, a heat rate (which is a measure of efficiency of converting raw fuel into power) in excess of 15 mmBTu/MWh (or million British Thermal units per Megawatt-hour) and is considered a "peaking facility" in that it is called to run only during periods of peak power demand. Each facility is equipped with two Pratt & Whitney FT4A-9 jet engines, and a spare Pratt & Whitney FT4A-9 jet engine, for a total of five, is stored at a neighboring warehouse. These facilities also include generators, transformers, other environmental and ancillary equipment, and spare parts. Escondido is situated on 1.6 acres of land owned by us. Chula Vista resides on 3.8 acres subject to a long-term land lease, which expires in 2012, but is renewable at our option for up to two additional five year periods.

Mid-Sun

In November 2006, we acquired a third peaking facility, Mid-Sun, located near Bakersfield, California for $1.25 million. In anticipation of this acquisition, in October 2006, we separately purchased an LM-2500 gas turbine at a price of $3.15 million, resulting in a total plant acquisition cost of $4.4 million. Similar to Chula Vista and Escondido, we paid what we believe to be scrap value of the equipment and a fraction of the original cost to construct the facility. This facility was also idle at the time of purchase, though not in the same level of disrepair as Chula Vista and Escondido.

We tested and repaired all of the key equipment, renewed all of the required operating permits, and successfully re-commissioned the facilities in January, 2007, approximately 70 days after closing on the purchase. We also executed resource adequacy capacity contracts for the balance of 2007, as well as approximately one-half of the effective capacity for the period from 2008 to 2011.

The facility has a gross nameplate capacity of approximately 22 MW, a heat rate of approximately 12 mmBTu/MWh, and is powered by a General Electric LM-2500 gas turbine. The facility also includes a generator, transformer, other environmental and ancillary equipment, and spare parts. Mid-Sun resides on approximately two acres subject to a long-term land lease, which expires in 2011, but is renewable at our option for up to two additional five year periods.

Re-powering Opportunities

Chula Vista

Chula Vista was originally developed with a view towards supporting two distinct generating units, and presents an attractive expansion opportunity. We plan to re-power the facility with two General Electric LM-6000 turbines and related equipment. We estimate this re-powering will cost approximately $80 million, consisting primarily of engineering, procurement and construction costs ("EPC costs") of approximately $72 million, of which the two GE LM-6000 turbines are the main component at a cost of approximately $30 million. Additional costs include interconnection upgrades, planning and design, permitting and legal costs as well as working capital requirements. If completed, this re-powering will enhance our net revenues and cash flows from that facility. We expect the new facility to have up to 49 MW of additional capacity, on top of the 44 MW of existing capacity, and will be more efficient, requiring less natural gas to produce one MW of power, which should serve to greatly increase the opportunities to sell power. The re-powered facility will also be designed to qualify for capacity and for spinning reserve services, during off-peak hours, as well. Furthermore, we believe it may be possible to expand on the Chula Vista facility with minimal impact on the existing power generation, allowing the existing facility to run and generate revenues during most of the targeted construction period. To date, we have completed an initial engineering feasibility study and San Diego Gas & Electric has completed their transmission line impact study. We have also begun the process of preparing the detailed engineering specifications to use for construction bids and we have filed the required permitting applications with the city of Chula Vista. We have also begun sourcing the LM-6000 turbines and other key equipment.

In February 2007, we filed our application for a Conditional Use Permit with the City of Chula Vista and our application for a Federal Title V air permit with the San Diego Air Pollution Control District. Such permits require extensive third party technical analysis on such items as air emission modeling, noise pollution, traffic flow disruption and site view simulations and it represents a major milestone to have the permits submitted and on file. With respect to the Condition Use permit, it is our advisors' belief that our project will qualify for a "Negative Declaration" given its relatively minor environmental impact. In this case, our application would be expected to be reviewed by the City on an expedited basis of 4-6 months. Without the Negative Declaration, the Company would be required to prepare an even more exhaustive Environmental Impact Report which could add several additional months to the project. Upon receiving the permits, the Company would expect to secure debt financing and begin the 4-6 month construction cycle.

Escondido

Our Escondido facility may also be re-powered with similar General Electric equipment, or potentially next generation technology. Unlike with Chula Vista, we have not to date taken tangible steps toward repowering Escondido and we expect to substantially complete the Chula Vista project before commencing a re-powering of Escondido.

Mid-Sun

Our recently acquired the Mid-Sun facility was originally built as a co-generating facility, providing both steam and power, and has the potential to be expanded as such. The Mid-Sun facility is surrounded by oil fields which require steam to be pumped into the wells to increase yield. As the recent surge in oil prices has compelled further development of the area’s oil production, we believe the time may be right to explore such a re-powering. We have begun preliminary discussions with one major producer interested in a long-term contract to provide steam, as well as power, which may support the cost of the re-powering.

California Independent System Operator and Related Markets

Independent Service Operators, or “ISOs”, were created upon the deregulation of the utility industry to serve as regional non-profit organizations to ensure reliable transmission system operation and operate the energy market to foster reasonable energy costs for electricity consumers in their region. For consumers, the ISO ensures that their electrical needs are met around-the-clock at a reasonable price. For energy companies, the ISO ensures equal access to transmission lines. The ISO never buys or sells electricity itself but instead acts as an electronic auction house to match supply with demand. Most sales in California are pursuant to bilateral contracts, but a significant percentage is sold in an energy market. ISOs are arranged geographically, and the map below shows which US regions are served by which ISO. The California Independent System Operators (“CAISO”) serves the California market, which is the market in which we currently operate and which will be a source of potential growth for us.

Each of these ISO’s has a very similar mandate as the CAISO, and is subject to the Federal Energy Regulatory Commission, or FERC, jurisdiction. However, each operates independently with its own unique set of market rules and pricing.

The CAISO Energy Market operates much like a stock exchange, with market participants establishing a price for electricity by matching supply and demand. The Energy Market consists of Day-Ahead and Real-Time Markets. The Day-Ahead Market is a forward market in which hourly prices are calculated for the next operating day based on generation offers, demand bids and scheduled bilateral transactions. The Real-Time Market is a spot market in which current prices are calculated at five-minute intervals based on actual grid operating conditions. In both the Day-Ahead and Real-Time markets, CAISO runs the bids to arrive at a market clearing price by aggregating the lowest bids available until the required capacity is available. All successful bidders are then paid for their energy at this market clearing price upon delivery of the power at the times specified. The CAISO schedules transmission transactions, arranges for necessary ancillary services and administers a real-time balancing energy market. The market clearing price is subject to a $400/MW per hour soft cap imposed by the California Public Utilities Commission, or CPUC.

On a long-term basis, the CAISO has indicated its intent to adopt a locational, or nodal, pricing model similar to that of PJM Interconnection, which is the ISO for the mid-Atlantic region. In such a model, the market clearing prices for the larger region, which in our case is Southern California excluding Los Angeles, or "SP-15" as known to CAISO, are adjusted up or down on a micro-regional basis based on the supply/demand and transmission constraints applicable to the particular sub-region. We expect that the San Diego region will remain capacity constrained relative to other SP-15 regions over the next ten years. We expect the locational pricing to be beneficial to us once enacted.

The majority of our assets in California are subject to Reliability Must Run, or RMR, arrangements with the CAISO. These agreements require certain of our facilities, under certain conditions and at the CAISO’s request, to operate at specified levels in order to support grid reliability. Under the RMR arrangements, we recover through fixed charges either a portion (RMR Contract Condition 1) or all (RMR Contract Condition 2) of the annual fixed revenue requirement of the generation assets as approved by the FERC, or the “Annual Requirement”. Our California generation facilities operating under RMR Contract Condition 1 depend on revenue from sales of the output of the plants at market prices to recover the portion of the plant’s fixed costs not recovered through RMR payments.

In addition, owners of non-hydroelectric generation in California, including certain of our facilities, must offer to keep their generation on-line and stand ready to offer power into the CAISO’s spot markets if the output is not under contract or scheduled for delivery within the hour, unless granted a waiver by the CAISO. This is known as the ‘‘must-offer requirement’’. The practical effect of this rule is to obtain operating reserves without paying for them, and to release excess supply energy into the market, thus depressing prices. On August 26, 2005, the Independent Energy Producers, a trade association, filed a complaint at the FERC, requesting that the FERC require the CAISO to implement a Reliability Capacity Services Tariff, or RCST, that would pay generators for the capacity obtained pursuant to the must-offer requirement. If granted by the FERC, the new RCST may result in increased capacity revenue opportunities for generators.

The CPUC has issued a series of orders purporting to require exempt wholesale generators and other power plant owners to comply with detailed operation, maintenance and logbook standards for electricity generating facilities. The CPUC has adopted detailed reporting requirements for the standards, and conducts frequent on-site spot inspections and more comprehensive facility audits to evaluate compliance. The CPUC’s efforts to implement and enforce the operation, maintenance and logbook standards could interfere with our future ability to make economic business decisions regarding our units, including decisions regarding unit retirements, and could have a material adverse impact on our business activities in California.

Power Marketing and Commercial Operations

Our three facilities described above are considered “peaking facilities” that typically run only during periods of peak demand. Peaking facilities are by nature costlier to run per MWh of power produced, but generally much less costly to build and maintain as compared to “baseload” facilities which provide cheaper power and are run continuously. Despite being costlier to run, peaking facilities are also less sensitive to commodity pricing as our facilities will generally run only in an emergency when pricing is at a significant premium. We believe that peaking facilities will become more critical with the emergence of renewable power sources, such as wind, which by nature is subject to very short term fluctuations in output.

In particular, peaking facilities units provide spinning and non-spinning reserve and resource adequacy capacity services. These services currently represent our primary revenue stream. We are able to operate the facilities profitably and meet our investment return hurdle on these services alone due to (a) relatively low fixed operating cost and (b) the discounted purchase price we paid to acquire these facilities (when compared to cost of building such facilities).

For our facilities, managing the setting of daily trading strategies to provide power and ancillary services is critical. We set trading strategies based on market conditions and the specific operating characteristics of each individual plant. We rely on our relationship with Bear Energy to provide access to its trading desk to execute on the strategy. Given our size, it is more efficient to outsource trading activities which must be covered on a daily basis. The Bear Energy traders have full access to our markets and are able to execute on trades on a real-time basis in order to optimize our revenues. In order to properly align interests, Bear Energy receives a significant percentage of any revenues they are able to generate above the targets set in advance with us. This trading capability remains vital even if an asset is hedged. There is generally an ability to generate revenues beyond what is required to be passed onto the hedge counterparty which is generally set based on general index pricing.

Regulatory Capacity

One source of revenue is installed capacity revenue, which is available to all generators in California. Effective June 1, 2006, the CPUC requires that each electricity provider serving customers in California reserve sufficient power generation to cover 115% of its expected peak demand. This requirement is generally satisfied by any contracts the utility already has in place directly with generators or through CAISO sponsored programs.

For any remaining shortfall, the utility must find additional generators not already contracted, to enter into Resource Adequacy, or “RA”, contracts. Such RA contracts simply link the generator to the retail provider on an exclusive basis strictly for purposes of meeting this requirement. RA’s do not bind the generator to provide electricity or other services exclusively to the counterparty, or in any way inhibit the generator from earning other market-based revenues.

The Chula Vista and Escondido facilities each sold forward 35.5 MW, the effective summer rating, of RA capacity from August through December 2006 and, under a new contract, for 2007. In addition, we have signed RA contracts for 55% of the Net Qualified Capacity of our existing generation portfolio from 2008 through 2011.

Ancillary Services

Ancillary services are the provision of reserve energy generation capacity that is available to be dispatched when there is a sharp rise in demand for power. This capacity can be bought, sold and dispatched within seconds, minutes or hours. The primary ancillary services are procured by the CAISO daily in Day-Ahead Markets.

The three primary ancillary services are:

•
Spinning Reserves: Power plants that are already on-line, defined as the generator is running and synchronized to the grid, with additional capacity that is capable of ramping over a specified range within ten minutes and running for at least two hours.

•
Non-spinning Reserves: Power plants that are available but not on-line, defined as the generator is not running and synchronized to the grid, but capable of being synchronized and ramping to a specified level within ten minutes, and running for at least two hours.

•	Regulation: Power plants that are already synchronized with the power grid and that can be increased or decreased instantly to keep energy supply and energy use in balance.

Our base business plan requires us to qualify our current facilities with the CAISO for spinning reserve services and to contract for installed capacity revenues either through the CAISO or directly with investment grade third parties.

In the event of an immediate, or ten minute, demand for electricity, the CAISO will pay market-based clearing prices to the spinning reserve facility regardless of whether the facility is called upon to provide additional electricity. However, if the facility is called upon to provide electricity, the CAISO will pay the market clearing price for the spin service, or the "capacity price" in addition to purchasing the actual electricity provided at the greater of cost or market price, referred to as the "energy price", as described in the Electricity Sales section below.

In addition to spinning reserves, there is a market for non-spinning reserves, which have provided a lower premium to non-spinning reserves. However, should this trend reverse, we have the ability to provide this service in lieu of spinning reserves.

Electricity Sales

Electricity sales represent the provision of electric power to a local power grid through Day-Ahead and Real-Time auctions managed by the ISO, the “merchant market”, or bilateral agreements with a direct counterparty.

Aside from bilateral contracts, which we may enter into from time to time, we generally offer our energy to the ISO daily at its variable cost plus a desired margin.  In a merchant market, our facilities can only be dispatched if the market clearing price exceeds our bid price.  The difference between the market clearing price and the cost of fuel to generate electricity is commonly referred to as the spark spread. We may also receive out of merit dispatches. This occurs when our power is needed locally due to local transmission constraints, in which case we will be paid our bid price for energy provided.

Regulation

General

Our operations are subject to extensive regulation by governmental agencies. FERC is the U.S. federal agency with jurisdiction over interstate electricity sales, wholesale electric rates, hydroelectric licensing, natural gas pricing, and oil pipeline rates. The FERC also reviews and authorizes liquefied natural gas terminals, interstate natural gas pipelines and non-federal hydropower projects. Our facilities are subject to energy, environmental and other governmental laws and regulations at the federal, state and local levels in connection with the ownership and operation of our facilities, and the use of electric energy, capacity and related products, including ancillary services. Federal laws and regulations govern, among other things, transactions by and with purchasers of power, including utility companies, the operation of a power plant and the ownership of a power plant. Under limited circumstances where exclusive federal jurisdiction is not applicable or specific exemptions or waivers from state or federal laws or regulations are otherwise unavailable, federal or state utility regulatory commissions may have broad jurisdiction over non-utility owned electric power plants. Energy-producing projects are also subject to federal, state and local laws and regulations that govern the geographical location, zoning, land use and operation of a project. Federal, state and local environmental requirements generally require that a wide variety of permits and other approvals be obtained before the commencement of construction or operation of an energy-producing facility and that the facility then operate in compliance with these permits and approvals.

U.S. Federal Energy Regulation

The FERC has ratemaking jurisdiction and other authority with respect to interstate wholesale sales and transmission of electric energy, other than transmission that is “bundled” with retail sales, under the Federal Power Act and with respect to certain interstate sales, transportation and storage of natural gas under the Natural Gas Act of 1938. The enactment of the Public Utility Regulatory Policies Act of 1978, or PURPA, and the adoption of regulations under PURPA by the FERC provided incentives for the development of cogeneration facilities and small power production facilities using alternative or renewable fuels by establishing certain exemptions from the Federal Power Act.

The Energy Policy Act of 2005

A comprehensive energy bill was passed by the U.S. House and Senate in July 2005 and was signed by President Bush on August 8, 2005. Known as “EPAct 2005,” this comprehensive legislation includes provisions for merger review reform, for the introduction of new regulations regarding “Transmission Operation Improvements,” for transmission rate reform, for incentives for various generation technologies and for the extension through December 31, 2007 of production tax credits for wind and other specified types of generation.

The FERC has finalized rules to implement the enactment of the Public Utility Holding Company Act of 2005, or the PUHCA 2005. PUHCA 2005 is primarily a “books and records access” statute and does not give the FERC any new substantive authority under the Federal Power Act or Natural Gas Act. The FERC has also issued final rules to implement the electric company merger and acquisition provisions of EPAct 2005.

Federal Power Act

The Federal Power Act grants the FERC exclusive jurisdiction over the rates, terms and conditions of wholesale sales of electricity and transmission services in interstate commerce, other than transmission that is “bundled” with retail sales, including ongoing, as well as initial, rate jurisdiction. This jurisdiction allows the FERC to revoke or modify previously approved rates after notice and opportunity for hearing. These rates may be based on a cost-of-service approach or, in geographic and product markets determined by the FERC to be workably competitive, may be market-based. Most qualifying facilities, as that term is defined in PURPA, are exempt from the ratemaking and several other provisions of the Federal Power Act. Exempt wholesale generators certified in accordance with the FERC’s rules under PUHCA 2005 and other non-qualifying facility independent power projects are subject to the Federal Power Act and to the FERC’s ratemaking jurisdiction thereunder, but the FERC typically grants exempt wholesale generators the authority to charge market-based rates to purchasers which are not affiliated electric utility companies as long as the absence of market power is shown. In addition, the Federal Power Act grants the FERC jurisdiction over the sale or transfer of jurisdictional facilities, including wholesale power sales contracts and, after EPAct 2005, generation facilities, and in some cases, jurisdiction over the issuance of securities or the assumption of specified liabilities and some interlocking directorates. In granting authority to make sales at market-based rates, the FERC typically also grants blanket approval for the issuance of securities and partial waiver of the restrictions on interlocking directorates.

Our facilities are subject to the FERC ratemaking regulation under the Federal Power Act. Our future facilities are also likely to be subject to the FERC jurisdiction on rates.

Natural Gas Act

Our facilities use natural gas as their primary fuel. Under the Natural Gas Act of 1938, the FERC has jurisdiction over certain sales of natural gas and over transportation and storage of natural gas in interstate commerce. The FERC has granted blanket authority to all persons to make sales of natural gas without restriction but continues to exercise significant oversight with respect to transportation and storage of natural gas services in interstate commerce.

Transmission of Wholesale Power

Generally, projects that sell power to wholesale purchasers other than the local utility to which the project is interconnected require the transmission of electricity over power lines owned by others. This transmission service over the lines of intervening transmission owners is also known as wheeling. The prices and other terms and conditions of transmission contracts are regulated by the FERC when the entity providing the transmission service is a jurisdictional public utility under the Federal Power Act.

The Energy Policy Act of 1992 laid the groundwork for a competitive wholesale market for electricity by, among other things, expanding the FERC’s authority to order electric utilities to transmit third-party electricity over their transmission lines, thus allowing qualifying facilities under PURPA, power marketers and those qualifying as exempt wholesale generators to more effectively compete in the wholesale market.

In 1996, the FERC issued Order No. 888, also known as the Open Access Rules, which require utilities to offer eligible wholesale transmission customers open access on utility transmission lines on a comparable basis to the utilities’ own use of the lines and directed jurisdictional public utilities that control a substantial portion of the nation’s electric transmission networks to file uniform, non-discriminatory open access tariffs containing the terms and conditions under which they would provide such open access transmission service. The FERC subsequently issued Order Nos. 888-A, 888-B and 888-C to clarify the terms that jurisdictional transmitting utilities are required to include in their open access transmission tariffs and Order No. 889, which required those transmitting utilities to abide by specified standards of conduct when using their own transmission systems to make wholesale sales of power, and to post specified transmission information, including information about transmission requests and availability, on a publicly available computer bulletin board.

Environmental Compliance

We are subject to environmental regulation by federal, state and local authorities. We believe that our facilities are in substantial compliance with environmental regulatory requirements. However, possible future developments, such as the promulgation of more stringent environmental laws and regulations, future proceedings that may be initiated by environmental authorities, and settlements agreed to by other companies could affect the costs and the manner in which we conduct our business, and may also cause us to make substantial additional capital expenditures. We may not be able to recover these increased costs from our customers and our financial position and results of operations may be materially adversely affected as a result.

Typically, environmental laws and regulations require a lengthy and complex process for obtaining licenses, permits and approvals prior to construction, operation or modification of a project or generating facility. Meeting all the necessary requirements can delay or sometimes prevent the completion of a project, as well as require extensive modifications to projects, which may involve significant capital expenditures.

Federal-United States of America

Clean Air Act

Mercury Regulation. The Clean Air Mercury Rule, or CAMR, published in the Federal Register on May 18, 2005, creates a market-based cap-and-trade program to reduce nationwide utility emissions of mercury in two distinct phases. In the first phase of the program, which will come into effect in 2010, the annual nationwide cap will be 38 tons. Emissions of mercury are to be reduced primarily by taking advantage of mercury reductions achieved by reducing sulfur dioxide and nitrous oxide emissions under the CAMR. In the second phase, which is to take effect in 2018, coal-fired power plants will be subject to a lower annual cap, which will reduce emissions nationwide to 15 tons. States may join the trading program by adopting the CAMR model trading rule in state regulations, or they may adopt regulations that mirror the necessary components of the model trading rule. States are not required to adopt a cap-and-trade program and may promulgate alternative regulations, such as command and control regulations, that are equivalent to or more stringent than the CAMR’s suggested cap-and-trade program. Any program adopted by a state must be approved by the United States Environmental Protection Agency, or US EPA.

Contemporaneous with the adoption of the CAMR, the US EPA rescinded its previous finding that mercury emissions from coal-fired power plants had to be regulated as a hazardous air pollutant pursuant to Section 112 of the federal Clean Air Act, which would have imposed technology-based standards. Litigation has been filed challenging the US EPA’s rescission action and claiming that the agency should have imposed technology-based limitations on mercury emissions instead of adopting a market-based program. Litigation was also filed to challenge the CAMR. As a result of these challenges, the CAMR rules and timetables may change.

If California implements the CAMR by adopting a cap-and-trade program for achieving reductions in mercury emissions, we may have the option to purchase mercury emission allowances, to install pollution control equipment, to otherwise alter our planned operations to reduce mercury emissions, or to implement some combination thereof.

National Ambient Air Quality Standards. Ambient air quality standards for ozone and fine particulate matter were adopted by the US EPA in July 1997. The US EPA designated non-attainment areas for the 8-hour ozone standard on April 30, 2004, and for the fine particulate standard on January 5, 2005. Our facilities are located in counties that have been identified as being in non-attainment with both standards. States are required to revise their implementation plans for the ozone and particulate matter standards within three years of the effective date of the respective non-attainment designations. The revised state implementation plans are likely to require additional emission reductions from facilities that are significant emitters of ozone precursors and particulates. Any additional obligations on our facilities to further reduce their emissions of sulfur dioxide and nitrous oxide and fine particulates to address local non-attainment with the 8-hour ozone and fine particulate matter standards will not be known until the states revise their implementation plans. Depending upon the final standards that are adopted, we may incur substantial costs or experience other financial impacts resulting from required capital improvements or operational changes.

Employees

As of March 6, 2007 we had seven full-time employees who are located in our executive offices in New York, New York, and one additional employee in California. None of our employees are represented by labor unions and we consider our employee relations to be good.

Our existing facilities have no direct employees and primary operations, including Energy Management and Operations & Maintenance, are fully contracted-out to third parties at competitive rates, and overseen by our executive team. Upon expiration of their initial terms, Energy Management and Operations & Maintenance services will be put to bid among several firms with which we have strong relationships. Under our current operations and maintenance contract, four full time workers man our facilities during peak hours and two during off-peak periods.

RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks below before making an investment decision. Our business, financial condition or results of operations could be materially adversely affected by any of these risks. In such case, the trading price of our common stock could decline and you could lose all or part of your investment.

Risks Related to the Company

Our limited operating history makes evaluation of our business difficult.

We began operations in January 2006 with our acquisition of two power generation facilities, which we then re-commissioned and brought online in June 2006. Since then, we have acquired an additional power generating facility, which we have now also re-commissioned, and we are actively seeking additional facilities to acquire. Investors should evaluate our company in light of the delays, expenses, problems and uncertainties frequently encountered by companies developing power generation facilities. In light of our short history of operations, it may be difficult for you to make an evaluation of our business prospects.

Our growth depends on the implementation of our business strategy, including the future expansion of the power generation facilities we already own and our ability to make future acquisitions of additional facilities. Our efforts may not ultimately result in profits. You may lose your entire investment if we do not succeed.

We will require additional capital to fund the operations and capital expenditures associated with our acquisition and re-powering opportunities, which may not be available to us, or could be dilutive to stockholders.

We will need additional capital in the future to execute our business strategy which capital may not be available on reasonable terms or at all. If we are unable to acquire sufficient capital we may be unable to complete the re-powering of Chula Vista, which involves the replacement of its generating units and related equipment to increase the facilities electrical capacity and efficiency. We will also need to raise funds through debt or equity financings in order to meet future growth objectives, including:

•	acquisitions of new assets;

•	making capital improvements to our power generating facilities;

•	making unexpected major repairs or overhauls;

•	complying with regulatory requirements such as licensing and registration; or

•	maintaining compliance with applicable laws.

We may not be successful in locating suitable financing transactions in the time period required or at all. Furthermore, future financings are likely to be dilutive to our stockholders, as we will most likely issue additional shares of common stock or other equity to future investors. In addition, debt and other mezzanine financing may involve a pledge of assets that would be senior to interests of equity holders.

Our ability to obtain needed financing may be impaired by such factors as the state of capital markets, both generally and in the energy industry in particular, our status as a new enterprise without a demonstrated operating history, or the loss of key management. Further, if energy prices decrease, then our revenues will likely decrease, and such decreased revenues may increase our requirements for capital. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs we could be required to reduce our operations or we cease our operations entirely.

We are subject to significant commodity pricing risk, which may affect the volatility of our financial results.

We are subject to risks associated with the wholesale power business including the price and supply of fuel, competition from new sources of generation, excess generation capacity and fluctuating demand for power, all of which impact the price for power. There can be significant volatility in market prices for fuel and electricity, and there are other financial, counterparty and market risks that are beyond our control. Because our power generation facilities and targeted acquisitions are mostly considered peaker plants, we are able to minimize the effect of fuel supply and price volatility by limiting our operations during periods of especially high prices or low supplies. We do not expect to run our facilities at a loss if fuel prices increase significantly, and would recommence operations only when such prices reach a level that would allow us to attain profitability. We may also enter into financial contracts with third parties in connection with contingent risk transfers or hedging arrangements to mitigate our commodity price risk. Many, if not all, of the financial contracts with third parties are expected to be illiquid or non-transferable and non-investment grade or non-rated. We will be exposed to the risk that counterparties will not perform their obligations, which would have a material and adverse effect on our financial condition and results of operations. During peak electricity usage times, such as the summer, we also sell our power in the daily merchant market.

Our inability or failure to effectively hedge our assets or positions against changes in commodity prices, interest rates, counterparty credit risk or other risk measures could significantly impair our future financial results. In keeping with industry trends, our power generation facilities may operate wholly or partially without long-term power purchase agreements. As a result, power from these facilities may be sold on the spot market or on a short-term contractual basis, which may affect the volatility of our financial results.

The loss of certain senior management could have a material adverse effect on our operations and financial performance.

Our success depends in large part on the performance of our managers, officers and other personnel and our ability to retain individuals with the relevant expertise to successfully manage our business, including our Chief Executive Officer, Karl W. Miller. The unplanned loss of any key personnel, particularly Mr. Miller, or the material diversion of the time commitment of such personnel to matters other than those relating to our business could have a material adverse effect on our performance.

We may be unable to generate sufficient operating cash flow necessary to maintain our business.

Our goal is to establish long-term contracts with creditworthy parties to stabilize our cash flows. In the absence of appropriate purchase agreements, or if we enter into agreements with counterparties with significant credit risk, our revenues could be impaired if we experience lower than anticipated demand or price for our output. This risk is particularly acute in the early years of our operating life when debt service obligations may be high. Our failure to generate sufficient operating cash flow may lead to financial default, which could result in the failure of our business and loss of your entire investment. We may not succeed in entering into long-term purchase agreements or, if we do enter such agreements, they may not adequately mitigate credit, energy demand or price risks. The economics of our existing power generation facilities and future projects may be adversely affected by higher than anticipated operating costs, which would affect our profitability.

We face intense competition from companies with greater financial resources than we have.

We compete for investments against other groups, including other independent power producers, private equity investment and hedge funds, large and well-capitalized industrial groups, project developers and operators, contractors, equipment suppliers, commercial, investment and merchant banks, and insurance and reinsurance companies, many of which will have greater resources than we have. It is possible that competition for appropriate investment opportunities may further increase, thus reducing the number of opportunities available and adversely affecting the terms upon which investments can be made.

Furthermore, such other groups could finance new projects that compete in the local markets in which our facilities or projects operate. Such new projects could compete in the wholesale market, with and impact the long-term profitability of, our assets.

Newer plants owned by our competitors may be more efficient than our facilities. This may put some of our facilities at a competitive disadvantage to the extent that our competitors are able to produce more power from each increment of fuel than our facilities are capable of producing.

Some of our competitors, including many regulated utilities, have a lower cost of capital than we do and often are able to recover fixed costs through “rate based ” mechanisms, by charging prices for the power they produce that are not wholly dependent on the current market price for power. This allows these competitors to build, buy and upgrade generation assets without relying exclusively on market clearing prices to recover their investments. This could adversely affect our ability to compete effectively in the markets in which those entities operate.

We may not be able to effectively manage the execution of our acquisitions, re-powering projects and related growth, and our revenues, cash flows and potential profitability could be harmed.

Our strategy requires that we expand our business. If we fail to effectively manage our growth, our financial results could be adversely affected. Risks include:

•	Difficulties in the implementation and integration of new operations, technologies, products and personnel;

•	Failure to develop and implement appropriate and robust management systems and resources; and

•	Expenses related to any undisclosed or potential liabilities of any acquired assets.

We may be unable to adequately maintain our operating facilities due to general operating risks and hazards typically associated with the power generation industry.

Our financial performance is subject to numerous technical and operational risks, including:

•	breakdown or failure of equipment or processes;

•	interruptions in fuel supply;

•	disruptions in the transmission of electricity;

•	curtailment of operations due to transmission constraints;

•	performance below expected levels of output or efficiency;

•	imposition of new regulatory or environmental requirements, new requirements to obtain additional or modified permits to operate our facilities or violations of existing requirements;

•	work force factors, including strikes, work stoppages or labor disputes;

•	operator error;

•
catastrophic events such as terrorist activities, fires, tornadoes, earthquakes, explosions, floods or other similar occurrences affecting power generation facilities or the transmission and distribution infrastructure over which power is transported; and

•
dependence upon transmission facilities owned and operated by others; if transmission is disrupted or capacity is inadequate or unavailable, our ability to sell and deliver our wholesale power may be limited.

These and other hazards can cause significant personal injury or loss of life, severe damage to and destruction of property, plant and equipment, contamination of or damage to the environment, and suspension of operations. The occurrence of one or more of the events listed above could significantly increase the costs of operating our power generating facilities, and could also result in us being named as a defendant in lawsuits asserting claims for substantial damages, potentially including environmental cleanup costs, personal injury, property damage, fines and penalties. An increase in the costs of operating our power generating facilities could decrease or eliminate funds available to meet our obligations as they become due and could have a material adverse effect on us.

We are subject to power generation and other rules and regulations which are costly to comply with and subject to change.

Our revenues depend predominantly on the California Independent System Operators’, or CAISO, requirements for electricity to meet demand, and its rules and regulations for providing such electricity. A portion of our revenue depends on successfully bidding to provide reserve generation capability, and the remainder depends on negotiating to provide other ancillary services demanded by CAISO. Accordingly, CAISO’s forecasts on required energy needs in the California power market can significantly impact our earnings potential. Our business could be materially and adversely affected as a result of any changes to CAISO’s market rules and regulations that impose more comprehensive or stringent requirements on our power generating facilities. Our facilities may not meet such future requirements.

For example, the CAISO issued a market notice in September 2006 changing the definition of spinning reserves, which called into question our continued compliance with the new rules. The market notice was declared ineffective by the Federal Regulatory Energy Commission, or FERC, because the CAISO did not follow proper protocols for issuing the notice, which include allowing market participants, such as our company, the chance to comment. The CAISO may reissue a similar notice in the future following proper protocols, which could result in a material adverse impact on our operations and revenues should it become effective and then determined that we no longer qualify to provide spinning reserve services.

In addition, we may acquire power generating assets in regions controlled by Independent System Operators, or ISOs, other than CAISO. Such ISOs, while having a similar mandate, have their own specific rules to follow. We may not meet such additional rules.

If certain substances that are regulated under the federal Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, were discovered in the soil or groundwater of our facilities’ sites, we could be responsible for the investigation and removal of such substances. Although we did not assume liability under the real estate lease on which our Chula Vista facility is located for conditions existing on the site prior to the term of the lease, responsibility for costs of the investigation or removal of certain substances nonetheless may be imputed to us under CERCLA.

Our failure to obtain permits necessary to operate our facilities could have a material adverse effect on our operations and revenues.

We are responsible for obtaining various permits and other regulatory approvals required for the operation of our power generating facilities. The renewal, extension or obtaining of permits and approvals for the facilities, including those required to re-power the Chula Vista facility as currently contemplated, may be subject to contest or appeal under federal or state law. Delay in obtaining or maintaining in full force and effect any such permits and approvals could prevent the operation of the Chula Vista and other facilities, sales of power, or deliveries of fuel to the facilities or could result in fines or other additional costs. If any such failure, contest or appeal occurs and the contest or appeal is finally determined adversely to us, such determination may materially and adversely affect our financial results and our ability to operate some or all of our facilities.

Our facilities are all currently located in southern California, and generally provide power only in that state. Accordingly, our operations are highly regulated by the local Air Permit Control Boards, CAISO, other related state and local agencies and the Federal Energy Regulation Commission. Failure to obtain or a delay in the receipt of relevant governmental permits or approvals, including, where applicable, appropriate enabling legislation, could hinder our operations and cause us to incur fines or additional costs. Permits and approvals may be costly and time-consuming to obtain. Moreover, the adoption of new laws or regulations, or changes in the interpretation of existing laws or regulations or changes in the persons charged with political oversight, could have a material adverse effect upon us.

We target investments in high-risk projects and we may fail to achieve a return on these investments.

We target power assets that are undergoing construction, operational, financial or other difficulties, including projects that are in default under their financing arrangements or other agreements. While such power assets may present opportunities to be purchased at a substantial discount, such assets may not result in a return on the investment in such asset in a timely manner or at all. Investments in troubled assets generally will require greater time commitments on the part of our management and carry a greater risk that the relevant asset may fail. In addition, our management could underestimate the amount of time and/or money necessary to complete or rehabilitate a project or asset. This could have a material adverse effect on our financial position and results of operations, or even cause our company to fail, which in turn would result in a complete loss of your investment.

We may be unable to find and consummate suitable investments, which would adversely affect our growth.

Our growth depends largely on the ability of our management to source, screen, select and make investments that we believe meet our investment strategy, guidelines and policies. The availability of such investments will depend upon, among other things, financial, market, business and economic conditions and governmental policies. We may not be able to identify and consummate a sufficient number of opportunities to achieve our growth objectives, or to diversify our investments, even to the limited extent described herein.

The demand for electricity follows seasonal weather patterns and is dependent on weather conditions, which will cause fluctuations in our revenues and cash flows.

The demand for electricity follows broad seasonal demand patterns, with peak demand in summer months to run residential and commercial air conditioning units. Accordingly, prices for electricity, as well as related ancillary services, are highest during the summer months. Our existing facilities in California are considered peaking facilities. These facilities are typically called to run only during peak seasonal periods. Accordingly, our revenues to date have been seasonal and we expect them to remain so for the foreseeable future.

Our ability to take certain future actions may be restricted by the terms of our indebtedness.

The covenants in our existing and future debt documents may adversely affect our ability to finance future operations or capital needs or to engage in other business activities. These covenants limit or restrict our ability and the ability of our subsidiaries, under certain circumstances, to:

•	incur additional debt;

•	pay dividends and make distributions;

•	repurchase our common stock or subordinated indebtedness, if any, prior to maturity;

•	make certain investments;

•	create liens on our assets;

•	transfer or sell our assets;

•	enter into transactions with our affiliates;

•	issue or sell stock of our subsidiaries; or

•	merge or consolidate.

These restrictions may significantly impede our ability to take advantage of business opportunities as they arise, grow our business or compete effectively.

We are dependent on independent contractors to operate our facilities and business.

We are dependent upon third parties to, among other things:

•	provide energy management services;

•	provide operations and maintenance support; and

•	provide fuel and other goods and services necessary for our facilities to generate electrical energy.

Any material breach of the contracts by any of these contractors could adversely affect our ability to profitably operate our power generating facilities. The independent contractors also have the right to terminate or withhold payments or performance upon occurrence of certain events specified in our contracts. In addition, bankruptcy or insolvency of an independent contractor could also result in nonperformance or nonpayment of it’s obligations to us and could adversely affect our operations and revenues. As our operations and facilities increase in size and scope, it will become more difficult to retain sufficient independent contractors with the specialized skills necessary to operate our facilities.

We cannot guarantee an adequate supply of natural gas to operate our facilities, which may result in reduced operating levels, increased costs or a complete shutdown of one or more of our facilities.

Our current facilities are dependent upon natural gas for their fuel supply, and a substantial portion of our operating expenses consist of the costs of obtaining natural gas. Our business is affected by changes in fuel costs, which may negatively affect our financial results and financial position by increasing the cost of producing power. The fuel markets can be volatile, and actual fuel prices may differ from our expectations. We are also subject to the risks of supply interruptions and transportation cost increases. In addition, fuel deliveries may not match energy sales, due in part to the need to purchase fuel inventories in advance for reliability and dispatch requirements. The price at which we can sell our energy may not rise or fall at the same rate as the corresponding rise or fall in fuel costs. These risks could result in reduced operating levels, increased costs or, possibly, a complete shutdown of one or more of our facilities.

We may not be able to hedge market risks effectively, which would reduce our revenues and cash flows.

Our ownership and operation of power generation facilities exposes us to market risks including volatility arising from the timing differences associated with buying fuel, converting fuel into energy and delivering energy to a buyer. We plan to use forward contracts and derivative financial instruments, such as futures contracts and options, to manage market risks and exposure to fluctuating electricity and fuel prices. These activities, although intended to mitigate our exposure, expose us to other risks, including misjudgments by us when executing this hedging strategy.

The effectiveness of our hedging activities may depend on the amount of our working capital available to post as collateral in support of these transactions, either in support of performance guarantees or as a cash margin. The amount of credit support that must be provided typically is based on the difference between the price of the commodity in a given contract and the market price of the commodity. Significant movements in market prices can result in a requirement to provide additional cash collateral and letters of credit in very large amounts. Without adequate liquidity to meet margin and collateral requirements, we could be exposed to the following:

•
a reduction in the number of counterparties willing to enter into bilateral contracts, which would result in increased reliance on short-term and spot markets instead of bilateral contracts, increasing our exposure to market volatility; and

•	a failure to meet a margining requirement, which could permit the counterparty to terminate the related bilateral contract early and demand immediate payment for the replacement value of the contract.

As a result of these and other factors, risk management decisions could have a material adverse effect on our businesses, operating results or financial position.

We have debt obligations that we may not be able to service.

We have obtained debt financing of $3,000,000, with a $500,000 line of credit, from a commercial lender. The lender has a security interest in our Chula Vista and Escondido facilities. We intend to incur additional indebtedness in order to pursue our growth strategy.

Leverage has the effect of potentially increasing our losses. If our operating cash flows are less than the required interest and principal payments on the borrowings, our value, and thus the value of our net assets, may decrease or the lender could foreclose on the assets securing the loan, and stockholders could suffer a total loss of their investment. Moreover, any material increase in interest rates and/or risk margins could have a detrimental effect on our earnings, to the extent not adequately hedged. Accordingly, any events that adversely affect our value may be magnified to the extent we are leveraged.

We might not have sufficient cash to service our indebtedness and that our existing debt and future debt could limit our ability to grow, to make acquisitions, to compete effectively or to operate successfully under adverse economic conditions. If our cash flows and capital resources are insufficient to make scheduled payments on our debt, we may have to reduce or delay capital expenditures, sell assets, seek additional capital, or restructure or refinance our debt.

Our Chula Vista and Escondido facilities secure our existing bank financing, and future assets acquired will likely secure any new debt obligations. All of these assets are subject to foreclosure under certain circumstances, including any unremedied default pursuant to the loan documentation.

We are subject to numerous environmental laws and regulations that require capital expenditures, increase our cost of operations and may expose us to environmental liabilities.

We are subject to extensive federal, state, and local environmental statutes, rules and regulations relating to air quality, water quality, waste management, wildlife protection, the management of natural resources, and the protection of human health and safety that could, among other things, require additional pollution control equipment, limit the use of certain fuels, restrict the output of certain facilities, or otherwise increase costs. Significant capital expenditures, operating and other costs are associated with compliance with environmental requirements, and these expenditures and costs could become even more significant in the future as a result of regulatory changes.

We are subject to liability under environmental laws for the costs of remediating environmental contamination. Remediation activities include the cleanup of current facilities and former properties, including manufactured gas plant operations and offsite waste disposal facilities. The remediation costs could be significantly higher than the liabilities recorded by us. Also, our subsidiaries are currently involved in proceedings relating to sites where hazardous substances have been released and may be subject to additional proceedings in the future.

We are subject to legal proceedings by individuals alleging injury from exposure to hazardous substances and could incur liabilities that may be material to our financial results. Additional proceedings could be filed against us in the future.

We may also be required to assume environmental liabilities in connection with future acquisitions. As a result, we may be liable for significant environmental remediation costs and other liabilities arising from the operation of acquired facilities, which may adversely affect our financial results.

All liabilities of MMC Energy, Inc. f/k/a High Tide Ventures, Inc., or High Tide, survived the May 2006 merger, and High Tide may have undisclosed liabilities that could harm our revenues, business, prospects, financial condition and results of operations.

We were originally incorporated under the name High Tide Ventures, Inc. as an inactive publicly registered shell corporation with no significant assets or operations. On May 15, 2006 we merged with and into MMC Energy North America LLC pursuant to a reverse acquisition. Our due diligence investigation of High Tide may not have revealed all material liabilities of High Tide currently existing or that may be asserted in the future against us relating to High Tide’s activities before the consummation of the merger. Although the merger agreement contains a stockholder post-closing adjustment to the number of shares of common stock issued to pre-merger MMC Energy equityholders as a means of providing a remedy for breaches of representations made in the merger agreement by High Tide, including representations related to undisclosed High Tide liabilities, this adjustment is limited and there is no comparable protection offered to our other investors. Any such unknown liabilities of High Tide survived the merger and could harm our revenues, business, prospects, financial condition and results of operations.

We are subject to compliance with federal and state securities laws, which expose us to potential liabilities, including possible rescission rights.

In February 2007, we announced that we had learned that one million shares of our common stock issued as part of a twelve million share private placement transaction we consummated in May 2006 were purchased by an entity controlled by Louis Zehil, who at the time of the purchase was a partner of our external legal counsel for the private placement transaction, McGuireWoods LLP. We also announced that we believe that Mr. Zehil improperly caused our former transfer agent not to place a required restrictive legend on the certificate for these one million shares and that Mr. Zehil then caused the entity he controlled to resell these shares. We reported Mr. Zehil’s conduct to the Securities and Exchange Commission and the SEC recently sued Mr. Zehil in connection with this matter and further alleged that Mr. Zehil engaged in a similar fraudulent scheme with respect to six additional public companies represented at the relevant time by McGuireWoods LLP. Mr. Zehil also is the subject of criminal charges brought by federal prosecutors in connection with the fraudulent scheme.

Persons who purchased shares directly from Mr. Zehil when he resold his shares have a rescission right versus Mr. Zehil, and could make the claim that this rescission right somehow extends to us as well. One or more of our investors from our May 2006 private placement of 12.0 million shares could also try to claim a rescission right based upon Mr. Zehil’s conduct. It is also possible that one or more of our stockholders could claim that they somehow suffered a loss as a result of Mr. Zehil’s conduct and attempt to hold us responsible for their losses. If any such claims are successfully made against us and we are not adequately indemnified for those claims from available sources of indemnification, then such claims could have a material adverse effect on our financial condition. We also may incur significant costs resulting from our investigation of this matter, any litigation we may initiate as a result and our cooperation with governmental authorities. We may not be adequately indemnified for such costs from available sources of indemnification.

ITEM 2. DESCRIPTION OF PROPERTY

Our facilities consist of three power generation facilities located in Chula Vista, Escondido and Bakersfield, California. The Chula Vista and Escondido facilities have a gross nameplate capacity of approximately 44 MW each and the Bakersfield facility has a gross nameplate capacity of approximately 22 MW. Each facility is considered a "peaking facility" in that it is called to run only during periods of peak power demand. Our facility located in Escondido is situated on 1.6 acres of land owned by us. Our facility located in Chula Vista resides on 3.8 acres, which we lease pursuant to a lease that expires in 2012, renewable at our option for up to two additional five year periods. The Bakersfield facility is located on approximately two acres, which we lease pursuant to a lease that expires in 2011, renewable at our option for up to two additional five year periods.

We lease our principal executive offices located at 26 Broadway, Suite 907, New York, New York, 10004. The offices, consisting of 1,320 square feet of space, are suitable to accommodate our space requirements for at least the next twelve months. The lease for this facility expired March 1, 2007 and we currently occupy the space on a month-to-month basis. Our current monthly rent for this facility is $3,217.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We currently are not aware of any such legal proceedings that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Prior to May 15, 2006, trades in our common stock were in the shares of a public company with which we merged on that date. Our stock trades under the symbol “MMCN.OB.” Prior to that date, there was no public market for our equity. The following table sets forth the high and low bid quotations of our common stock for the periods indicated. These quotations reflect prices between dealers and do not include retain mark-ups, mark-downs, and commissions and may not necessarily represent actual transactions.

	2007		2006
	Market Prices		Market Prices
	High	Low	High	Low
First	$1.16	$0.62	$-	$-
Second			3.40	1.20
Third			3.00	1.97
Fourth			2.40	0.95

As of February 28th, 2007, there were 165 holders of record of our common stock.

Since May 15, 2006, no dividends have been paid by us to our equity holders, and to our knowledge no dividends were paid by High Tide to its equity holders prior to the merger. We intend to retain earnings, if any, to support the development of the business and therefore do not anticipate paying cash dividends for the foreseeable future. In addition, we currently are restricted from paying dividends under the terms of our lending facility. Payment of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including current financial condition, operating results and current and anticipated cash needs.

Below is a table summarizing all equity security issuances under our equity compensation plans previously approved by our security holders:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
2006 Equity Incentive Plan	1,070,000	$1.00	3,867,212

Total	1,070,000	$1.00	3,867,212

Securities remaining available for issuance also reflects issuance of 62,788 restricted stock as compensation to directors more fully described in Note 7 - Equity Compensation. Currently, there are no compensation plans in effect under which our equity securities are authorized for issuance that were adopted without the approval of security holders.

During the quarter ended December 31, 2006 we did not repurchase any shares as part of any publicly announced plans or programs or otherwise.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and notes thereto appearing in this Annual Report and in our other public filings.. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors. See “Forward Looking Statements” on page 3 of this Annual Report.

Overview and Management’s Plan of Operation

In January 2006 we acquired two power generation facilities in Chula Vista and Escondido, California, and in November 2006, we acquired a facility in Bakersfield, California. We are pursuing additional acquisitions of small to medium-sized power generating facilities primarily in California, Texas, the Mid-Atlantic and the Northeastern United States. We have also begun the process of expanding the Chula Vista facility by 93 MW.

Our power generation facilities, and our targeted acquisitions, are commonly referred to as “peaker” plants. These assets generate revenue from providing capacity and ancillary reliability services to retail electricity providers. During peak electricity usage times, such as the summer, we also sell our power in the daily merchant market.

Our strategy is to create long-term value by focusing on four core principals:

•	Acquiring power generation assets at a discount

•	Targeting power-constrained regions in the U.S.

•	Restructuring acquired facilities and operations

•	Structuring revenue and services contracts to optimize financial performance

We are managed by a team of professionals with significant sector-specific experience and knowledge in the energy industry. Our executive officers and Board of Directors have extensive experience in commodity pricing, risk management, operations in the energy industry, private equity, structured finance and project finance. Collectively, we have decades of combined experience working with such industry leaders as Pacific Gas & Electric Corporation, El Paso, Electricite de France, Consolidated Edison, Southern Union, and Calpine. We intend to leverage this experience and our relationships within the energy industry to successfully execute on our core principals. We believe that our experience, combined with the successful execution of our core principals, will increase their long-term value for our shareholders.

We believe that the ownership of small to mid size U.S. power generation assets is fragmented which creates a unique buying opportunity. Some of the owners and financiers of these smaller assets have experienced financial distress, which has led to a number of bankruptcies, debt restructurings, asset repossessions by lenders and asset sales. We expect that these owners and financiers will continue to divest these assets to obtain liquidity and retire project debt, leading to attractive acquisition opportunities of assets in strategic locations.

Many assets are also held by financial investors who have relied on long-term fixed contracts for revenues, fuel supply and operations to shield them from operation risk. As those profitable contracts expire, we expect that financial owners generally will seek to liquidate their assets.

We believe additional deal flow will be derived from mergers of large utilities that will require divestitures in regions where the combined entity would otherwise exert excessive market power.

Such assets are generally “below the radar” of the larger, institutional acquirers such as private equity firms and larger non-regulated utilities. We believe these firms target larger assets because they are managing larger pools of capital and that require larger deal sizes. Furthermore, smaller, distressed assets often require additional up front investment and operational restructuring which can be burdensome to institutional buyers that are working to invest larger pools of capital. Accordingly, we believe the competition for acquiring these assets to be significantly less organized, such that they can be acquired at a discount to comparable pricing for larger, well-managed assets.

We launched our acquisition strategy in January 2006 with the acquisition of two 44 MW gas fired generating facilities in the San Diego region, one in Chula Vista and one in Escondido, California. This acquisition provided us entry to the California wholesale power and electricity market. We fully re-commissioned the facilities and began earning revenues on June 12, 2006. We acquired the formerly idle facilities for what we believe to be a discounted value to market and believe the facilities appreciated substantially in value following their repair and re-commissioning. In November 2006, we acquired Mid-Sun, a 22 MW facility near Bakersfield, California, which we also successfully re-commissioned by January 2007.

 We were originally incorporated in Nevada under the name High Tide Ventures, Inc. on February 13, 2003. On May 3, 2006, High Tide changed its name to MMC Energy, Inc. As an inactive publicly registered shell corporation with no significant assets or operations, MMC Energy, Inc.’s business plan was to seek an acquisition candidate. On May 15, 2006, a wholly-owned subsidiary of MMC Energy, Inc. merged with and into MMC Energy North America LLC, a Delaware limited liability company, pursuant to a reverse acquisition. Prior to this merger, MMC North America LLC acquired the power generating facilities located in Chula Vista and Escondido, California and otherwise conducted our current business as described throughout this prospectus. As a result of the merger, MMC Energy, Inc. thus acquired the business of MMC Energy North America LLC, including the power generating facilities, and the former members of MMC Energy North America LLC received shares of common stock of MMC Energy, Inc. On September 22, 2006, we reincorporated as a Delaware corporation by means of a merger of the existing Nevada corporation with and into MMC Energy, Inc., a newly-formed Delaware corporation.

We currently have seven full time employees based at our headquarters in New York, New York and one additional employee based in California. We have contracted for third party labor for on-site operations and maintenance of our existing facilities, as well as energy management and trading support. We expect to manage any future facilities acquired in a similar fashion. To support our future growth plans, we expect to hire additional professional staff, particularly in our New York office, to support increased acquisition activity and asset management responsibilities.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosure. We base our estimates and assumptions on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our consolidated financial statements, we believe the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments:

Revenue Recognition

We recognize revenue when all of the following circumstances are satisfied: (1) persuasive evidence of an arrangement exists, (2) price is fixed or determinable, (3) collectibility is reasonably assured, and (4) delivery has occurred. Revenues are recognized upon delivery of energy or services. The revenues we collect for ancillary services and energy delivery fluctuate based on market prices established by the CAISO on a daily, hourly and real-time basis.

We recognize energy production revenue when energy has been substantially transmitted to the customer. We recognize revenue when electric power is delivered to a customer pursuant to contractual commitments that specify volume, price and delivery requirements. Some sales of energy are based on economic dispatch, or “as-ordered,” by an independent system operator, or “ISO,” based on member participation agreements, but without an underlying contractual commitment. Revenues for sales of energy based on ISO dispatches are recorded on the basis of MW-hours delivered, at the applicable wholesale market prices. Aside from bilateral contracts which we may enter into from time to time, we generally offer our energy to the ISO daily at its variable cost to produce plus a desired minimum profit margin. Our facilities can be dispatched only if the market clearing price exceeds our bid price. We may also receive “out of merit” dispatches in times when the market price is less than our bid price, but our power is needed locally due to local transmission constraints, in which case we will be paid our bid price for energy provided.

As described under Results of Operations below, we also recognize revenues from the provision of ancillary services and under resource adequacy contracts. Although there are several types of ancillary services, to date we primarily provide “spin” and “non spin” services, which call for the facilities to be delivering the awarded capacity within 10 minutes of dispatch whether already connected to the grid (spin) or not (non-spin). We recognize these revenues are recognized at the time of dispatch by the ISO. Resource adequacy contract (capacity) revenues are recognized based on the California Public Utility Commission, or CPUC, and CAISO certified qualified capacity.

Results of Operations

Since we commenced our operations on October 27, 2005 and were considered a development stage enterprise until June 12, 2006, comparisons of periods in 2005 with corresponding periods in 2006 for our of results of operations are not meaningful. Additionally, due to the commencement of operations in June, our 2006 results do not reflect a full year’s run rate for revenues and most expenses. Our mix of revenues and costs of sales may change substantially in the future as additional assets are acquired and brought on line. For example, our Escondido and Chula Vista facilities, which generated all of our revenues for 2006, earn the majority of their revenues by providing ancillary services and regulatory capacity and need not sell power to be profitable. As additional facilities such as Mid-Sun are brought on-line, we expect energy production to be a larger component of revenues. This would be especially true of “mid-merit” facilities, as described below.

Revenues

Our revenues consist of energy production, ancillary services, and capacity revenues.

Energy Production - The provision of electric power to a local power grid through day ahead and real time auctions managed by the ISO, the “merchant market”, or through bilateral agreements with a utility or other direct counterparty. As we have no outstanding power purchase agreements or other contracted energy production, all of our revenues are earned in the merchant market.

Ancillary Services - Although there are several types of ancillary services, to date we primarily provide “spin” and “non-spin” services which call for the facilities to be delivering the awarded capacity within 10 minutes of dispatch whether already connected to the grid (spin) or not (non-spin). Spin services typically offer higher rates.

Capacity Revenues - Regulatory capacity payments for generators of any type based strictly on total installed capacity measured in MW. In the CAISO market where we currently operate exclusively, market-based capacity revenues are earned through Resource Adequacy contracts, whereby the counterparty can point to our facilities’ capacity as a source to supply its peak demand plus a mandatory safety margin for regulatory purposes only and does not create an obligation to supply power to the counterparty. The resource adequacy capacity amount cannot exceed the qualified capacity amount for the resource. Qualified capacity is certified by the CAISO and the CPUC. For 2006, the Escondido and Chula Vista were certified by CAISO and the CPUC for 40 MW each, and for 2007, 35.5 MW each and for Mid-Sun for 22 MW.

Revenues for the year ended December 31, 2006 and 2005 were $3,643,000 and $0, respectively, and were distributed as follows:

Years Ended December 31,
Operating revenues:	2006	2005
Energy production	$766,353	$-
Ancillary services	$2,052,971	-
Capacity	$824,000	-
Total operating revenues	$3,643,324	$-

Cost of Sales

Cost of sales for the twelve months ended December 31, 2006 was $862,000, yielding a gross profit of $2,781,000 and a gross margin of 76%. Gross margin was relatively high due to the high price of energy relative to stable fuel costs, and low direct variable costs associated with ancillary and capacity revenues. Cost of sales also includes a fixed monthly charge under a third party energy services management agreement. Costs of sales were distributed as follows along with the relevant gross margins.

Costs of sales:	2006	2005	2006	2005
Costs of energy generation	$334,006	$-	56.4%	-
Costs of ancillary services	480,681	-	76.6%	-
Costs of resource adequacy capacity	47,200	-	94.3%	-
Total costs of sales	$861,887	$-	76.3%	-

Costs of sales include these major expenses:

•
Fuel costs - Costs for fuel, primarily gas, used in the production of energy as well as the minimum fuel required to keep our facilities on-line and connected to the grid for the provision of ancillary services. The gross margin of 56% is unusually high as our facilities have generally run only when the market pricing was at or near the regulatory price cap. We expect our gross margin to decrease significantly as a percentage of our revenues as we acquire additional facilities such as Mid-Sun and as our energy production revenues increase.

•
Grid management charges - Charges associated with the reasonable costs of connection, switching, metering, transmission, distribution, and administrative costs incurred by the ISO directly related to the installation and maintenance of the electrical power grid necessary to permit the provision of energy and ancillary services as mandated by regulatory and governing bodies.

•
Other direct costs - These include but are not limited to pipeline fees for fuel transportation, variable incentive fees, consumables and other charges associated with the provision of services and/or energy production.

Operations and Maintenance

Operations and maintenance expenses consist of the direct overhead expenses for operating and maintaining our power generation facilities’contracted labor, maintenance, depreciation, insurance, rent and property taxes.

For the twelve months ended December 31, 2006, operations and maintenance expenses were $1,369,000, which consisted primarily of such operations and maintenance associated with the Chula Vista and Escondido facilities upon their pre-commissioning in June 2006.

Re-commissioning Expenses

Re-commissioning expenses consist of the non-recurring initial planned repairs and re-commissioning costs required to restore power generating facilities and all related equipment to operating condition, including fuel and other costs relating to initial test runs of facilities. We expect to incur such costs again with respect to future acquisitions, as they may be in mothball states and may have received little or no maintenance for significant periods of time. Such expenditures are expensed for financial accounting purposes as they represent basic repairs and maintenance and do not otherwise extend the life of the assets. However, as such expenses are non-recurring on an asset by asset basis and pre-funded with the acquisition of the asset, management considers them part of its investment cost for evaluating returns on individual assets.

For the twelve months ended December 31, 0206, re-commissioning were approximately $2,616,000, which reflected the total costs of re-commissioning the facilities at Chula Vista and Escondido completed in June of 2006 as well as a portion of re-commissioning of the Mid-Sun plant which was completed in January 2007 at a total cost of approximately $750,000.

General and Administrative Expenses

For the twelve months ended December 31, 2006, general and administrative expenses were approximately $4,586,000, which consisted primarily of non-recurring financing and investor relations expenses of approximately $1,748,000 in connection with the May, 2006 merger and private placements, with the balance attributable primarily to compensation and professional fees which accrued subsequent to the May, 2006 merger. While general and administrative expenses are currently a large percentage of our overall expenses, we expect that the percentage will be reduced as a percentage of total revenue as we continue to implement our growth strategy.

Liquidity and Capital Resources

As of December 31, 2006, we had $4.9 million in cash and equivalents. We believe this balance will be sufficient to satisfy our cash requirements under current operating conditions for at least the next 12 months.

However, our existing cash balance is not sufficient to fund the acquisition growth strategy described above. Such acquisitions will require us to obtain additional funding in a short period of time. Additionally, other elements of our growth plan, including the Chula Vista expansion, will require substantially more capital. The extent and timing of the capital requirements will be contingent on the specific acquisition targets we are able to source.

If we are not successful in obtaining sufficient capital resources on terms acceptable to us, this could have a material adverse effect on our plans to make additional acquisitions and expansion of the Chula Vista facility, and/or on our current business, results of operations, liquidity and financial condition. If we issue additional equity and/or debt securities to meet our future capital requirements, the terms of any future equity financings may be dilutive to our stockholders and the terms of any debt financings may contain restrictive covenants negatively affecting our stockholders. Our ability to successfully effect future financings will depend on the status of our business prospects as well as conditions prevailing in the capital markets.

On January 31, 2006, MMC North America, one of our wholly-owned subsidiaries entered into a Loan and Security Agreement with TD Banknorth providing for a $3.5 million senior debt facility including a $3.0 million term loan and a $500,000 revolving loan. The term loan provides for interest-only payments during the twelve months, and 81 equal principal payments in the amount of $37,038 thereafter, with a final maturity date of May 3, 2013. The term loan bears interest at a fixed rate equal to 7.58%. Approximately $2.1 million of the term loan proceeds were funded into an escrow account under control of the bank and was fully expended strictly on valid repair and re-commissioning costs in accordance with a re-commissioning plan agreed to between MMC North America and the bank. The remaining proceeds, net of related transaction costs were used for general working capital purposes.

Advances against the revolver are payable on demand and bear interest at the prime rate plus 1.00%. Beginning in 2007, amounts outstanding under the revolver must be repaid in full and a zero balance maintained for at least 30 consecutive days at any time during the year. We have not made any borrowings under the Revolver.

The loan agreement places certain restrictions on MMC North America’s ability to make distributions to its members and on transactions with affiliates. The loan agreement further subjects MMC North America to certain financial and other covenants, including maintaining a minimum Net Worth and minimum Debt Service Coverage ratio, as such terms are defined in the loan agreement. MMC North America is not in violation of any such covenants. The loans are collateralized by substantially all assets of MMC North America and are personally guaranteed, jointly and severally, by three of our executive officers. Any losses sustained by any officer under such guaranty shall be indemnified by us.

Off- Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures, nor do we participate in non-exchange traded contracts requiring fair value accounting treatment.

In connection with the possible future acquisition of “mid merit” facilities - neither true baseload nor true peaking facilities, but somewhere in between, we may engage in certain hedging transactions.  Such facilities would be more expensive to purchase but would be expected to generate substantially more energy production revenues.  For such assets, hedging the commodity price risk becomes more critical.   We expect to enter into intermediate term financial hedge contracts which would serve the purpose of shifting the price risk of fuel cost and power pricing onto the counterparty, in effect swapping commodity price risk for credit risk.  Management’s experience in this area will become more critical with the purchase of such assets.

Inflation and Seasonality

The effect of inflation on our revenue and operating results was not significant. Our business is seasonal, with a relatively high proportion of revenues and operating cash flows generated during the third quarter of the fiscal year, which includes the peak summer months for energy demand. As we derive most of our revenues from selling energy and ancillary services at then-current market prices, as opposed to under longer term fixed-price contracts, our revenues and operating income are highly exposed to the seasonal fluctuations in commodity pricing, which corresponds to peak demand.

Recent Accounting Pronouncements

SFAS 159. In February 2007, the Financial Account Standards Board (the “FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on the Company’s financial condition or results of operations.

SFAS 158. In September 2006 the FASB issued its Statement of Financial Accounting Standards 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The effective date for an employer with publicly traded equity securities is as of the end of the fiscal year ending after December 15, 2006. We do not expect adoption of this standard will have a material impact on our financial position, operations or cash flows.

SFAS 157. In September 2006 the FASB issued its Statement of Financial Accounting Standards 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, or “GAAP,” and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. FAS 157 effective date is for fiscal years beginning after November 15, 2007. We do not expect adoption of this standard will have a material impact on our financial position, operations or cash flows.

FSP AUG AIR No. 1. In September 2006 the FASB issued FASB Staff Position (“FSP”) AUG AIR No. 1 regarding routine maintenance and Planned Major Maintenance Activities (“PMMA”), which effectively disallowed the advance-in-accrual method that had been the industry standard but has been disallowed effective the first fiscal year beginning after December 15, 2006 for all companies. The Company has chosen to adopt this standard early, in particular adopting the deferral method for planned major maintenance items. There were no major maintenance expenditures incurred in 2006. Minor routine maintenance and unplanned repairs are expensed as incurred.

FIN 48. In June 2006, the FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We do not expect the adoption of this Interpretation to have a material impact on our consolidated financial position, results of operations or cash flows.

SFAS 156. On March 31, 2006 the FASB issued its Statement of Financial Accounting Standards 156 to amend FASB Statement No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” FAS 156 requires an entity to recognize a servicing asset or servicing liability on its statement of financial position each time it undertakes an obligation to service a financial asset. FAS 156’s required effective date of adoption is for the first fiscal year beginning after September 15, 2006. We do not expect adoption of this standard will have a material impact on our financial position, operations or cash flows.

SFAS 155. On February 16, 2006 the FASB issued SFAS 155, “Accounting for Certain Hybrid Instruments,” which amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. We do not expect its adoption of this new standard to have a material impact on our financial position, results of operations or cash flows.

ITEM 7. FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	28
Consolidated Balance Sheet as of December 31, 2006	29
Consolidated Statements of Operations for the Year Ended December 31, 2006 and the period February 7, 2005 (date of inception) through December 31, 2005	30
Consolidated Statement of Stockholders’ Equity for the period February 7, 2005 (date of inception) through December 31, 2006	31
Consolidated Statements of Cash Flows for the Year Ended December 31, 2006 and the period February 7, 2005 ( date of inception) through December 31, 2005	32
Notes to Consolidated Financial Statements	33

RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF REGISTERED INDEPENDENT CERTIFIED PUBLIC ACCOUNTING FIRM

Board of Directors
MMC Energy, Inc.
New York, New York

We have audited the accompanying consolidated balance sheet of MMC Energy, Inc. and subsidiaries (the “Company”)as of December 31, 2006, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 2006 and the period February 7, 2005 (date of inception) through December 31, 2005. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on the financial statements based upon our audits.

We have conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MMC Energy, Inc. at December 31, 2006, and the results of its operations and its cash flows for the year ended December 31, 2006 and the period February 7, 2005 (date of inception) through December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
Russell Bedford Stefanou Mirchandani LLP
Certified Public Accountants

New York, New York
March 5, 2007

MMC ENERGY, INC.
CONSOLIDATED BALANCE SHEET

December 31,
2006
Assets
Current assets:
Cash and equivalents	$4,923,063
Unbilled receivables (Note 3)	157,131
Prepaids (Note 3)	244,756
Other current assets	17,145
Total current assets	5,342,095

Property, plant and equipment, net (Note 4)	7,355,576
Deferred acquisition costs	749,760
Long-term deposits	75,000
Total Assets	$13,522,431

Liabilities & Stockholders' equity
Current Liabilities:
Current maturities of long-term debt (Note 5)	$444,456
Accounts payable	540,992
Deferred revenue	212,290
Other accrued expenses	1,291,642
Total current liabilities	2,489,380

Long-term debt (Note 5)	2,407,392
Commitments & contingencies (Note 6)

Stockholders' Equity (Note 8)
Preferred stock; 10,000,000 shares authorized; none issued and outstanding at December 31, 2006; $.001 par value	-
Common stock; 300,000,000 shares authorized with 47,688,756 issued and outstanding as of December 31, 2006; $.001 par value	47,689
Additional paid-in capital	15,184,666
Accumulated deficit	(6,606,696)
Total stockholders' equity	8,625,659
Total liabilities and stockholders' equity	$13,522,431

the accompanying footnotes are an integral part of these consolidated financial statements

MMC ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,	February 7, 2005 (date of inception) to December 31,
	2006	2005
Operating revenues:
Energy production	$766,353	$-
Ancillary services	2,052,971	-
Resource adequacy capacity	824,000
Total operating revenues	3,643,324	-
Costs of sales:
Costs of energy production	334,006	-
Costs of ancillary services	480,681	-
Costs of resource adequacy capacity	47,200	-
Total costs of sales	861,887	-
Gross Profit	2,781,437	-
Operating expenses:
Depreciation	626,298	-
Operations and maintenance	1,368,757	-
Re-commissioning expenses	2,615,811	-
General and administrative expenses	4,585,843	20,856
Total operating expenses	9,196,709	20,856
Loss from operations	(6,415,272)	(20,856)
Other expenses (income)
Interest expense, net	(24,428)	2,369
Other expenses, net	192,627	-
Total other expenses	168,199	2,369
Net loss before provision for income taxes	(6,583,471)	(23,225)
Provision for income taxes	-	-
Net loss	$(6,583,471)	$(23,225)

Basic loss per common share
Net loss per share	$(0.15)	$ ( -)

Weighted average shares outstanding	42,964,654	35,625,000

Diluted loss per common share
Net loss per share	$(0.15)	$-

Weighted average shares outstanding	42,964,654	35,625,000

the accompanying footnotes are an integral part of these consolidated financial statements

MMC ENERGY, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FEBRUARY 7, 2005 (Date of Inception)
THROUGH DECEMBER 31, 2006

	MMC North America	Common Shares	Common	Additional		Total
	Member	$.001 Par	Stock	Paid-in	Accumulated	Stockholders'
	Interest	Value	Amount	Capital	Deficit	Equity
Balance at February 7, 2005 (date of inception)	$-	-	$-	$-	$-	$-
Cash contributions, net	209,972	-	-	-	-	209,972
Net loss	-	-	-	-	(23,225)	(23,225)
Balance at December 31, 2005	$209,972		$-	$-	$(23,225)	$186,747
Capital subscribed	3,008,333	-	-	-	-	3,008,333
Cash contributions, net	165,028	-	-	-	-	165,028
High Tide Shares retained by High Tide stockholders in connection with merger with MMC North America on May 15, 2006	-	11,750,000	11,750	-	-	11,750
Shares issued to MMC North America members in connection to merger with High Tide on May 15, 2006	(3,383,333)	23,875,000	23,875	3,359,458	-	-
Stock awards and options	-	62,788	63	199,312	-	199,375
Common shares issued for cash	-	12,000,968	12,001	11,625,896	-	11,637,897
Net loss	-	-	-	-	(6,583,471)	(6,583,471)

Balance at December 31, 2006	$-	47,688,756	$47,689	$15,184,666	$(6,606,696)	$8,625,659

the accompanying footnotes are an integral part of these consolidated financial statements

MMC ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2006	February 7, 2005 (date of inception) to December 31, 2005
Operating Activities of Continuing Operations

Net loss	$(6,583,471)	$(23,225)

Adjustments to reconcile net loss to cash provided by (used in) operating activities
Depreciation	626,298	-
Stock-based compensation	199,375	-
Acquisition costs	11,750	-
Changes in current assets & liabilities
(Increase) in current assets	(219,032)	(200,000)
Increase in current liabilities	1,933,247	3,022,263
Increase in long-term deposits	(75,000)
Net cash provided by (used in) operations	(4,106,833)	2,799,038

Investing Activities of Continuing Operations
Purchases of property, plant and equipment	(7,979,986)	-
Deferred acquisition costs	(653,901)	-
Net cash used in investing activities	(8,633,887)	-

Financing Activities of Continuing Operations
Proceeds from issuance of long-term debt	3,000,000	-
Repayment of long-term debt	(148,152)	-
Member interest issued, net	165,028	209,972
Proceeds from issuance of stock, net	11,637,897	-
Net cash provided by financing activities	14,654,773	209,972

Net increase in cash and cash equivalents	1,914,053	3,009,010
Beginning cash and cash equivalents at beginning of period	3,009,010	-
Cash and cash equivalents at end of period	$4,923,063	$3,009,010

Supplemental Disclosures:
Cash paid for taxes	$-	$-
Cash paid for interest	$203,284	$-

Non-cash investing and financing activities
Subscription agreements for member interests that were subscribed and paid up in 2005 but not accepted by the company until January 3, 2006	$3,008,333	$-
Stock-based compensation	199,375	-
Acquisition costs in reverse merger with High Tide Ventures, Inc.	11,750	-

the accompanying footnotes are an integral part of these consolidated financial statements

MMC ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

NOTE 1 - ORGANIZATION AND LINE OF BUSINESS

Organization and Line of Business

The Company is a North American energy management company formed to acquire and actively manage power generation in the U.S. The Company’s mission is to acquire a portfolio of small to mid size, or below 250 MW, power generation assets.

MMC Energy North America, LLC (“MMC North America”) was formed under the laws of the state of Delaware on February 7, 2005. On January 9, 2006, MMC North America and its wholly-owned subsidiaries acquired substantially all of the assets of Dispersed Generating Company, LLC (the “Seller”), consisting primarily of two power generating facilities located in the San Diego, California area (the “Facilities”). MMC North America formed two wholly-owned subsidiaries, MMC Chula Vista, LLC and MMC Escondido, LLC, both of which are Delaware limited liabilities companies, and each of which holds one of the two Facilities. On May 15, 2006, as described in more detail under Note 10 below, MMC North America merged with MMC Energy, Inc., a Nevada corporation, with the latter entity thereby succeeding to the business of MMC North America. MMC North America was in the development stage, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7 until June 12, 2006, at which time it had completed the re-commissioning of the Chula Vista and Escondido facilities and commenced normal operations and revenue recognition.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: MMC Energy North America, MMC Escondido, MMC Chula Vista and MMC Mid-Sun. All intercompany accounts and transactions have been eliminated.

Revenue Recognition

For revenue from products and services, the Company recognizes revenue in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements”. SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered/services rendered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue related to resource adequacy capacity payments received in advance of provision of said capacity.

On December 17, 2003, the SEC staff released Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition”.  The staff updated and revised the existing revenue recognition in Topic 13, Revenue Recognition, to make its interpretive guidance consistent with current accounting guidance, principally Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.”  Also, SAB 104 incorporates portions of the Revenue Recognition in Financial Statements - Frequently Asked Questions and Answers document that the SEC staff considered relevant and rescinds the remainder. The Company’s revenue recognition policies are consistent with this guidance.

The Company records revenues in connection with delivering electric power and ancillary services, generally being on call to provide power on ten minutes notice, to the California Independent System Operator (“CAISO”), or such other third parties as it may contract with directly from time to time, as well as from the sale of regulatory capacity to utilities and other retail electricity providers. The Company commenced earning revenues during June 2006. In the event that the Company is compensated for capacity services before they are rendered, the Company will record deferred revenue in the liability section of its balance sheet.

Revenues consist of energy production, ancillary services and capacity revenues.

Energy Production - The provision of electric power to a local power grid through day ahead and real time auctions managed by the CAISO, the “merchant market”, or through bilateral agreements with a utility or other direct counterparty. As the Company has no outstanding power purchase agreements or other contracted energy production, all of its revenues are earned in the merchant market.

Ancillary Services - Although there are several types of ancillary services, the Company, to date, primarily provides “spin” and “non-spin” services which call for the facilities to be delivering the awarded capacity within 10 minutes of dispatch whether connected to the grid (spin) or not (non-spin). Spin services typically offers higher rates.

Capacity Revenues - Regulatory capacity payments for generators of any type based strictly on total installed capacity measured in megawatts (MW). In the CAISO market where the Company currently operates exclusively, market-based capacity revenues are earned through Resource Adequacy contracts. The resource adequacy capacity amount cannot exceed the Qualified Capacity amount for the resource. Qualified Capacity is certified by the CAISO and the CPUC. For 2006, the Escondido and Chula Vista facilities were certified by CAISO and the CPUC for 40 MW (estimated) each, and 35.5 MW (actual) for 2007, and our Mid-Sun facility was certified for 22 MW (actual).

Income Taxes

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 109 “Accounting for Income Taxes”, deferred income taxes are the result of the expected future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities. Generally, deferred income taxes are classified as current or non-current in accordance with the classification of the related asset or liability. Those tax items not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse. A valuation allowance is provided against deferred income tax assets in circumstances where management believes the recoverability of a portion of the assets is not reasonably assured. Losses incurred will be carried forward as applicable per SFAS 109 and the Internal Revenue Code and potentially may be used to offset taxable net income generated in the future. The Company has no history of generating taxable net income and may not recognize any tax benefit on losses incurred currently.

Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers all time deposits and highly liquid debt instruments purchased that mature in three months or less to be cash equivalents.

Receivables

Accounts receivable are composed substantially of trade accounts receivable that arise primarily from the sale of goods or services on account and are stated at historical cost. Management evaluates accounts receivable to estimate the amount of accounts receivable that will not be collected in the future and records a provision for that amount. The provision for doubtful accounts is recorded as a charge to operating expense, while the credit is recorded in the allowance for doubtful accounts, which reduces accounts receivable. The estimated allowance for doubtful accounts is based primarily on management's evaluation of the aging of the accounts receivable balance, the financial condition of its customers, historical trends, and time outstanding of specific balances. Actual collections of accounts receivable could differ from management's estimates due to changes in future economic, industry or customer financial conditions. Unbilled receivables are for amounts due to the Company for revenues earned in a given period but not yet billed to the customer.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed principally by the straight-line method at rates based on estimated useful lives as follows:

Automobiles	5 years
Office equipment	3 years
Furniture and fixture	5 years
Machinery and equipment	5 years

Long-Lived Assets

In accordance with SFAS No. 144, ""Accounting for the Impairment or Disposal of Long-Lived Assets,'' long-lived assets are reviewed for impairment annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an indicator of impairment exists for any grouping of assets, an estimate of undiscounted future cash flows is produced and compared to its carrying value. If an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value as determined by an estimate of discounted future cash flows.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash and temporary cash investments with institutions with investment grade credit. At times, such investments may be in excess of the FDIC insurance limit for each institution.

Concentration of credit risk with respect to accounts receivable is high due to the relatively small number of entities comprising the Company's customer base. The Company's revenues earned on contracts for the year ended December 31, 2006 was comprised 77% from the CAISO. The Company received the balance of its revenues from its capacity contract marketer.

Seasonal Nature of Business

The Company’s business is seasonal, with a relatively high proportion of revenues and operating cash flows generated during the third quarter of the fiscal year, which includes the peak summer months for energy demand. As the Company derives most of its revenues from selling energy and ancillary services at spot market prices, as opposed to under longer term fixed-price contracts, its revenues and operating income are highly exposed to the seasonal fluctuation in commodity pricing, which corresponds to peak demand.

Geographical Concentration Risk

The Facilities are located in Southern California, and generally provide power only in that state. Accordingly, the Company’s operations are highly regulated by the local Air Permit Control Boards, the CAISO and other related state and local agencies, as well as the Federal Energy Regulation Commission. Such organizations establish certain rules and limitations on operations and require that the Company maintain in good standing several required licenses and permits, such as limits on air emissions. These organizations may from time to time change the rules under which the Company operates and derives its revenues. The Company’s licenses and permits were, generally, transferred with the Facilities from the Seller, and the Company believes it has all such required licenses and permits to conduct its operations.

Comprehensive Income

SFAS No. 130 (“SFAS 130”), “Reporting Comprehensive Income,” establishes standards for reporting and displaying of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company does not have any items of comprehensive income in the period presented.

Segment Information

The Company has adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions with regard to allocating resources and assessing performance. The Company currently has only one operating segment.

Use of Estimates

In the normal course of preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include the collectibility of accounts receivable, the useful life of long-lived assets, estimates of stock-based compensation and the valuation allowance of deferred tax assets. Actual results could differ from those estimates.

Basic and Diluted Income (Loss) Per Share

Basic and diluted income or loss per common share is based upon the weighted average number of common shares outstanding during the fiscal year under the provisions of SFAS No. 128, “Earnings Per Share”, and as amended/superseded in SFAS No. 123(R), “Share-Based Payments”(“SFAS 123R”). As the Company incurred a net loss for the year ended December 31, 2006, and the period February 7, 2005 (date of inception) through December 31, 2005, dilutive shares presented for that period are the same as basic shares outstanding. Below is a reconciliation of basic to diluted shares outstanding for the applicable periods:

Years ended December 31,	2006	2005
Weighted average shares outstanding - Basic	42,964,654	35,625,000
Dilutive effect of assumed exercise of employee stock options, warrants and immediate vesting of unvested stock awards	-	-
Weighted average shares outstanding - Diluted	42,964,654	35,625,000

Stock-Based Compensation

The Company has adopted SFAS 123(R) which no longer permits the use of the intrinsic value method under Accounting Principles Board Opinion (“APB”) No. 25 “Accounting for Stock Issued to Employees”. The Company used the modified prospective method allowed by SFAS 123(R), which requires compensation expense to be recorded for all stock-based compensation granted on or after January 1, 2006, as well the unvested portion of previously granted options. The Company is recording the compensation expense on a straight-line basis, generally over the explicit service period of three years (except for retirement eligible employees and retirees). The Company made no stock-based compensation grants before January 1, 2006, and, therefore has no unrecognized stock compensation related liabilities or expense unvested or vested prior to 2006.

The following tables illustrates the effect that adoption of SFAS No. 123(R) had on the Company’s year ending December 31, 2006 results and cash flows as well as the parameters used in the valuation of options granted in the first year of 2006.

	Under Pre-SFAS 123 (R) Accounting	SFAS 123(R) Impact	Actual Year Ended December 31, 2006
Losses before taxes	$(6,449,721)	$(133,750)	$(6,583,471)
Net Loss	(6,449,721)	(133,750)	(6,583,471)

Net Loss
Basic EPS	$(0.15)	$-	$(0.15)
Diluted EPS	(0.15)	-	(0.15)

Cash Flows
Operating Activities	$(4,106,833)	$-	$(4,106,833)
Financing Activities	14,654,773	-	14,654,773

The following table summarizes common stock options outstanding and the related exercise prices under the Company’s 2006 Equity Incentive Plan.

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 1.00	1,070,000	9.37	$1.00	-	$1.00

Transactions during 2006 involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2005	-	$-
Granted	1,070,000	1.00
Exercised	-	-
Cancelled or expired	-	-
Outstanding at December 31, 2006	1,070,000	$1.00

Based on the Company’s closing stock price of $0.98 at December 29, 2006, stock options currently outstanding had no aggregate intrinsic value, and there were no in-the-money options exercisable. As of December 31, 2006, such options had a weighted-average remaining contractual life of 9.37 years and weighted-average exercise price of $1.00 per share.

The weighted-average fair value of stock options granted to employees during the year ended December 31, 2006 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model were as follows:

Significant assumptions (weighted-average):
Risk-free interest rate at grant date	5.06%
Expected stock price volatility	59%
Expected dividend payout	0.00
Expected option life-years (a)	6.00
Fair value of stock option	$0.60

(a)The expected option/warrant life is based on vested dates.

Derivative Instruments

The Company accounts for freestanding derivative financial instruments potentially settled in its own common stock under EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.” Pursuant to EITF Issue No. 00-19, the Company is required to recognize the initial fair value of the applicable contracts (consisting primarily of non-employee stock warrants and options to purchase common stock) as an asset or liability, and subsequently measure the change in the fair value (based on a Black-Scholes computation), with gains and losses included in the statement of operations.

Fair Value of Financial Instruments

The carrying amounts of the Company's cash, trade payables, accrued expenses, and notes payable approximate their estimated fair value due to the short-term nature of those financial instruments. In June 2006, the Company issued two warrants to purchase an aggregate of 450,000 shares of common stock at an exercise price of $0.01 per share. These warrants was issued in lieu of cash as payment for professional services rendered to the Company in connection with the private placement held in May 2006. The warrants were valued at the fair value of the professional services received as determined by usual and customary fees associated with such services in transactions between unrelated parties.

Recent Accounting Pronouncements

SFAS 159. In February 2007, the Financial Account Standards Board (the “FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on the Company’s financial condition or results of operations.

SFAS 158. In September 2006 the FASB issued its SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. This Statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The effective date for an employer with publicly traded equity securities is as of the end of the fiscal year ending after December 15, 2006. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows.

SFAS 157. In September 2006 the FASB issued its SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. FAS 157 is effective for fiscal years beginning after November 15, 2007. The Company does not expect that adoption of this standard will have a material impact on its financial position, operations or cash flows.

FSP AUG AIR No. 1. In September 2006 the FASB issued FASB Staff Position (“FSP”) AUG AIR No. 1 regarding routine maintenance and Planned Major Maintenance Activities (“PMMA”), which effectively disallowed the advance-in-accrual method that had been the industry standard but has been disallowed effective the first fiscal year beginning after December 15, 2006 for all companies. The Company has chosen to adopt this standard early, in particular adopting the deferral method for planned major maintenance items. There were no major maintenance expenditures incurred in 2006. Minor routine maintenance and unplanned repairs are expensed as incurred.

FIN 48. In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,”(“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company does not expect the adoption of FIN 48 to have a material impact on its consolidated financial position, results of operations or cash flows.

Reclassifications

Certain reclassifications have been made to conform prior period data to the current presentation. These reclassifications had no effect on reported losses.

NOTE 3 - RECEIVABLES AND PREPAID ITEMS

At December 31, 2006 trade accounts receivable and prepaid items consisted of the following:

December 31,
2006
Accounts and unbilled receivables	$157,131
Allowance for doubtful accounts	-
Accounts receivable, net	$157,131

December 31,
2006

Prepaid insurance	$51,046
Prepaid expenses	93,710
Short-term deposits	100,000
Total prepaids	$244,756

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

At December 31, 2006 property, plant and equipment consisted of the following:

December 31,
2006
Land	$375,000
Automobile	20,427
Office equipment	67,036
Machinery, equipment & other	7,519,411
7,981,874
Accumulated depreciation	(626,298)
Total	$7,355,576
Depreciation for the year ended December 31, 2006 was $626,298.

NOTE 5 - LONG-TERM DEBT

On January 31, 2006, MMC North America entered into a Loan and Security Agreement (the “Loan Agreement”) with TD Banknorth (the “Bank”), for a $3.5 million senior debt facility, including a $3.0 million term loan (the “Term Loan”) and a $500,000 revolving loan (the “Revolver”, together with the Term Loan, the “Loans”). The Term Loan provides for interest payments only for the first six months, and 81 equal principal payments in the amount of $37,038 thereafter, with a final maturity date of May 3, 2013. The Term Loan bears interest at a fixed rate equal to 7.58%. Approximately $2.1 million of the Term Loan proceeds were funded into an escrow account under control of the Bank and restricted in use to valid repair and re-commissioning costs in accordance with a re-commissioning plan agreed to between MMC North America and the Bank. The remaining proceeds, net of related transaction costs, were used for general working capital purposes. By June 30, 2006 all escrowed funds for repair and re-commissioning had been expended for the intended use.

Advances against the Revolver are payable on demand and bear interest at the Prime Rate plus 1.00%. Beginning in 2007, amounts outstanding under the Revolver must be repaid in full and a zero balance maintained for at least 30 consecutive days at any time during the year. MMC North America has not made any borrowings under the Revolver.

The Loan Agreement places certain restrictions on MMC North America’s ability to make distributions to the Company and on transactions with affiliates. The Loan Agreement further subjects MMC North America to certain financial and other covenants, including maintaining a minimum Net Worth and minimum Debt Service Coverage ratio. The financial covenants will first be measured as of December 31, 2006 and annually thereafter. At December 31, 2006 the Company is in compliance with all of its covenants. The Loans are collateralized by substantially all assets of MMC North America and are personally guaranteed, jointly and severally, by the three principal officers of the Company. Any losses sustained by any officer under such guaranty will be indemnified by the Company.

NOTE 6 - COMMITMENTS AND CONTINGENT LIABILITIES

In February 2007, we announced that we had learned that one million shares of our common stock issued as part of a twelve million share private placement transaction we consummated in May 2006 were purchased by an entity controlled by Louis Zehil, who at the time of the purchase was a partner of our external legal counsel for the private placement transaction, McGuireWoods LLP. We also announced that we believe that Mr. Zehil improperly caused our former transfer agent not to place a required restrictive legend on the certificate for these one million shares and that Mr. Zehil then caused the entity he controlled to resell these shares. We reported Mr. Zehil’s conduct to the Securities and Exchange Commission and the SEC recently sued Mr. Zehil in connection with this matter and further alleged that Mr. Zehil engaged in a similar fraudulent scheme with respect to six additional public companies represented at the relevant time by McGuireWoods LLP.

Persons who purchased shares directly from Mr. Zehil when he resold his shares may have a rescission right versus Mr. Zehil, and could make the claim that this rescission right somehow extends to us as well. One or more of our investors from our May 2006 private placement of 12.0 million shares could also claim a rescission right. It is also possible that one or more of our stockholders could claim that they somehow suffered a loss as a result of Mr. Zehil’s conduct and attempt to hold us responsible for their losses. The Company is unable to predict the extent of its ultimate liability with respect to any and all future securities matters. If any such claims are successfully made against us and we are not adequately indemnified for those claims from available sources of indemnification, then such claims could have a material adverse effect on our financial condition and operating results. We also may incur significant costs resulting from our investigation of this matter, any litigation we may initiate as a result and our cooperation with governmental authorities. We may not be adequately indemnified for such costs from available sources of indemnification.

MMC Energy North America entered into a new energy services agreement with Bear Energy, L.P. on December 1, 2006. MMC North America has posted $100,000 of cash collateral with the counterparty, but expects to issue the counterparty a letter of credit in the same amount in lieu thereof as soon as the terms of such are agreed among the Company, the counterparty and TD Banknorth. Availability under the revolver is reduced by the amount of any letters of credit that remain outstanding.

The Company’s primary office space was leased for a one year term and expired February 28, 2007. The company will continue on a month-to-month basis under the same terms until a new lease is negotiated. Aggregate remaining payments under the lease as of December 31, 2006 were approximately $7,000. On November 17, 2006 the Company executed a five year lease for use of the property upon which the Mid-Sun facility is located with options for two five-year extensions. The Company’s Chula Vista site is subject to a land lease which expires in 2012, with up to two five-year extensions at the Company’s option. On January 8, 2007 the Company purchased an option for an extension of the lease for an additional sixteen years contingent upon the Company’s execution of a certain long term power purchase agreement for its planned re-powering of the site which it had bid for. This option agreement also calls for a 40% increase in the minimum contracted rent payments effective immediately upon the execution of such power purchase agreement should it occur.

The Company has consulting agreements with outside contractors to provide various services. The Agreements are generally for a term of 12 months from inception and renewable automatically from year to year unless either the Company or the Consultant terminates such engagement by written notice.

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

A table summarizing long-term commitments for the next four years and thereafter is presented below:

	Total	2007	2008	2009	2010	Thereafter
Long-term debt	$2,851,848	$444,456	$444,456	$444,456	$444,456	$1,074,024
Rental commitments	954,600	170,600	167,000	170,000	174,000	273,000
All other	-	-	-	-	-	-
Total Obligations	$3,806,448	$615,056	$611,456	$614,456	$618,456	$1,347,024

NOTE 7 - EQUITY COMPENSATION

Under the Company’s 2006 Equity Incentive Plan (the “Plan”), 5,000,000 shares of common stock are reserved for issuance as incentive awards to executive officers, key employees and directors and outside consultants. As of December 31, 2006, 1,070,000 shares had been granted to employees in the form of stock option grants, with an exercise price of $1.00 per share, the market value of the Company’s common stock at the time of issue. Additionally, in September 2006 the Company awarded an aggregate of 62,788 shares of restricted stock to its five independent directors as compensation for services. These share awards vest on May 15, 2007.

NOTE 8 - STOCKHOLDERS' EQUITY

 On the closing of the Merger described in Note 10 below (the “Merger”), MMC North America’s outstanding equity interests were surrendered by the holders thereof for 23,875,000 shares of common stock of the Company, par value $0.001 per share (“Common Stock”). The existing stockholders of Pubco (as defined in Note 10 below) retained the 11,750,000 shares of Common Stock outstanding prior to the Merger and concurrently with the Merger, the Company issued 10,000,968 additional shares of Common Stock in a private placement for total proceeds of $10,000,966. On May 26, 2006, the Company issued an additional 2,000,000 shares of Common Stock under the same terms as the first private placement for additional proceeds of $2,000,000. The Company realized total proceeds of $11,637,897 net of direct financing costs of $813,069, of which $450,000 was settled in the form of two warrants to purchase an aggregate of 450,000 shares of Common Stock at an exercise price of $0.01 per share. These warrants were exercised in February, 2007. During the quarter ended December 31, 2006, the Company issued an aggregate of 62,788 shares of restricted stock to its five independent directors as compensation. These share awards vest on May 15, 2007. On December 31, 2006, the Company had 300,000,000 shares authorized under its Certificate of Incorporation and had issued and outstanding 47,688,756 shares of Common Stock. As of such date, the Company also had 10,000,000 shares of preferred stock authorized under its Certificate of Incorporation, none of which was issued or outstanding.

In connection with the issuance of the 12,000,968 shares of Common Stock in the private placements described above, the Company was obligated to file a registration statement to permit the resale of the shares issued in the private placements with the Securities and Exchange Commission (the “SEC”) by September 12, 2006.  If the registration statement was not filed with the SEC by that date or if the SEC did not declare the registration statement effective within 120 days after filing, the Company is subject to liquidated damages payable to the holders of the shares issued in the private placements (the “Holders”) in cash equal to 1% per month of the purchase price of the shares issued, or $120,000 per month, until 12 months after the date of issue.  From that point forward, penalties are limited to only those shares that are not otherwise freely tradable under SEC Rule 144, which rule limits the volume of shares that may be resold by each Holder for a period from 12 to 24 months after the date they were issued.

On October 17, 2006, a majority of Holders approved an extension of the filing requirement to December 31, 2006, and agreed to cap aggregate registration penalties at 12%. However, the aforementioned penalties accrued up to October 17, 2006 were not waived. Accordingly, the Company has reserved for such penalties for the period from September 13, 2006 through October 17, 2006, or 34 days, at the rate of 1% per month, amounting to $136,000 charged to non-operating financing costs. These penalties were paid out to the shareholders of record in January 2007. On December 29, 2006 the Company filed a registration statement with the SEC thereby complying with the approved extension. If this registration statement is not declared effective by April 28, 2007, then penalties will once more begin to accrue, subject to the cap described above.

NOTE 9 - RELATED PARTY TRANSACTIONS

The Company paid management fees of $260,000, inclusive of a $60,000 transaction fee capitalized as a component of the acquisition costs of the Facilities, and $200,000 in quarterly management fees expensed as incurred, in the six months ended June 30, 2006 to MMC Energy Management, LLC, (“MMC Management”), an affiliate controlled by the three executive officers of the Company. Effective July 1, 2006, the management services agreement between MMC North America and MMC Management was terminated, and replaced by a new management services agreement between MMC North America and the Company, such that there will be no future impact on the Company’s consolidated earnings and cash flows from the management fee. As required by the Merger Agreement, no further business was transacted between the Company and MMC Management subsequent to the Merger.

MMC Management was dissolved on November 8, 2006.

NOTE 10 - MERGER AND CORPORATE RESTRUCTURING

MMC Energy, Inc. was originally incorporated in Nevada under the name High Tide Ventures, Inc. (“Pubco”). On May 3, 2006, Pubco changed its name to MMC Energy, Inc. On May 15, 2006, MMC Energy Acquisition Corp., a wholly-owned subsidiary of Pubco (“Acquisition Sub”), merged (the “Merger”) with and into MMC Energy North America. As described in Note 1 above, prior to the Merger, MMC North America owned the Facilities and conducted the Company’s current business and Pubco did not conduct meaningful operations. Pursuant to the Merger, Pubco thus acquired the business of MMC North America, including the Facilities, and the former members of MMC North America received shares of Pubco common stock. Simultaneously with the Merger, Pubco consummated a $12 million private placement of shares of common stock. This Merger is accounted for as a reverse takeover of Pubco by MMC North America. As a result of the Merger, there was a change in control of Pubco. In accordance with SFAS No. 141, “Accounting for Business Combinations”, MMC Energy North America was the acquiring entity for accounting purposes. While the transaction is accounted for using the purchase method of accounting, in substance the transaction was a recapitalization of Pubco’s capital structure.

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

The total consideration paid was $11,750 and the significant components of the transaction are as follows:

Common stock retained	$11,750
Assets acquired	(—)
Liabilities assumed	—
Cash paid	—
Total consideration paid/organization cost	$11,750

In accordance with SOP 98-5 “Reporting on the Costs of Start-Up Activities”, the Company expensed $11,750 as organization costs.

NOTE 11 - TAXES

Financial Accounting Standard No. 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

At December 31, 2006, the Company generated for federal income tax purposes a net operating loss carry forward of approximately $4,528,036 expiring in 2026 that could have been used to offset future taxable income. However, a valuation allowance of $1,903,959 was recorded for the year ended December 31, 2006 on the total tax provision as the Company believes it is more likely than not that the asset will not be utilized during the next year. The United States federal, state and local net operating loss carryforwards are generally subject to limitations on their annual usage. Realization of the deferred tax assets and net operating loss carryforwards is dependent, in part, on generating sufficient taxable income prior to expiration of the loss carryforwards. The amount of the deferred tax asset considered realizable, however, might be adjusted if estimates of future taxable income during a future period are expected.

The Company's income tax expense (benefit) from continuing operations consists of the following:

	Year Ended December 31,	February 7, 2005 (date of inception) to December 31,
	2006	2005
Current
US	$-	$-
CA	-	-
NY	-	-
Metro	-	-
NYC	-	-
Total current tax expense (benefit)	-	-

Deferred
US	(1,361,917)	$-
CA	(257,402)	-
NY	(119,395)	-
Metro	(24,514)	-
NYC	(140,731)	-
Total deferred tax expense (benefit)	(1,903,959)	-
Less valuation allowance	1,903,959	-
Total deferred tax expense (benefit)	$-	$-

Total tax provision	$-	$-

The differences between income taxes computed using the statutory federal income tax rate and that shown in the statement of operations from continuing operations are summarized as follows:

	Year Ended December 31,		February 7, 2005 (date of inception) to December 31,
	2006	%	2005	%
Computed at US statutory rate	$(1,361,917)	30.00	$-	-
CA	(257,402)	5.67	-	-
NY	(119,395)	2.63	-	-
Metro	(24,514)	0.54	-	-
NYC	(140,731)	3.10	-	-
Less valuation allowance	1,903,959	(41.94)	-	-
Total tax provision	$-	-	$-	-

Components of deferred tax assets are as follows:

Year Ended December 31,
2006
Deferred tax assets
Depreciation	$88,518
Net operating loss carryforward	1,899,058
Total gross deferred tax assets	1,987,576

Deferred tax liabilities
Stock-based compensation	$83,617
State and local taxes	-
Total gross deferred tax liabilities	83,617

Less valuation allowance	(1,903,959)
Net deferred tax assets	$-

NOTE 12 - SUBSEQUENT EVENTS

On January 23, 2007, the Company executed a series of Resource Adequacy Contracts with Occidental Power Services, Inc., an investment-grade power marketer, to sell its net qualified capacity from two of the three wholly owned power plants that it operates in the California Independent System Operator ("CAISO") control area (the "Agreements"). The Agreements consist of two multi-year contracts and are expected to provide (subject to unit availability) aggregate gross revenues equal to $7.6 million. With the execution of these contracts MMC has signed Resource Adequacy Contracts for 55% of the Net Qualified Capacity from its existing CAISO generation portfolio through 2011.

On January 26, 2007 the Company completed re-commissioning and commenced operations at its 22 MW Mid-Sun power plant located in Bakersfield, CA.

In February 2007, we announced that we had learned that one million shares of our common stock issued as part of a twelve million share private placement transaction we consummated in May 2006 were purchased by an entity controlled by Louis Zehil, who at the time of the purchase was a partner of our external legal counsel for the private placement transaction, McGuireWoods LLP. We also announced that we believe that Mr. Zehil improperly caused our former transfer agent not to place a required restrictive legend on the certificate for these one million shares and that Mr. Zehil then caused the entity he controlled to resell these shares. We reported Mr. Zehil’s conduct to the Securities and Exchange Commission and the SEC recently sued Mr. Zehil in connection with this matter and further alleged that Mr. Zehil engaged in a similar fraudulent scheme with respect to six additional public companies represented at the relevant time by McGuireWoods LLP.

Persons who purchased shares directly from Mr. Zehil when he resold his shares may have a rescission right versus Mr. Zehil, and could make the claim that this rescission right somehow extends to us as well. One or more of our investors from our May 2006 private placement of 12.0 million shares could also claim a rescission right. It is also possible that one or more of our stockholders could claim that they somehow suffered a loss as a result of Mr. Zehil’s conduct and attempt to hold us responsible for their losses. The Company is unable to predict the extent of its ultimate liability with respect to any and all future securities matters. If any such claims are successfully made against us and we are not adequately indemnified for those claims from available sources of indemnification, then such claims could have a material adverse effect on our financial condition and operating results. We also may incur significant costs resulting from our investigation of this matter, any litigation we may initiate as a result and our cooperation with governmental authorities. We may not be adequately indemnified for such costs from available sources of indemnification.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Former Principal Accountant

On May 15, 2006, we notified Morgan & Company, the independent registered public accounting firm of Pubco prior to the merger, that we were terminating its services, effective as of that date. Our decision to change its principal accountant was recommended and approved by our Board of Directors.

The former principal accountants' report on our financial statements for the past two fiscal years expressed substantial doubt with respect to our ability, at that time, to continue as a going concern. The former principal accountants' reports on our financial statements for the past two years did not contain an adverse opinion or disclaimer of opinion, and were not modified as to uncertainty, audit scope, or accounting principles, except as to going concern issues. Furthermore, during such period through May 15, 2006 , there were no disagreements with the former principal accountants within the meaning of Instruction 4 to Item 304 of Regulation S-B under the Securities Exchange Act of 1934 on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the former principal accountants, would have caused them to make reference in connection with their opinion to the subject matter of the disagreement in connection with any report they might have issued.

New Principal Accountant

On May 15, 2006, we engaged Russell Bedford Stefanou Mirchandani LLP as our principal registered public accounting firm. Our Board of Directors approved the selection of Russell Bedford Stefanou Mirchandani LLP as our principal registered public accounting firm. We did not previously consult with Russell Bedford Stefanou Mirchandani LLP regarding any matter, including but not limited to:

•	the application of accounting principles to a specified transaction, either completed or proposed; or

•	the type of audit opinion that might be rendered on our financial statements; or

•
any matter that was either the subject matter of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-B and the related instructions) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-B).

This change in accountants was first reported on a Current Report on Form 8-K we filed on May 15, 2006.

ITEM 8A. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934, or the “Exchange Act,” is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and treasurer, as appropriate to allow timely decisions regarding disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006. Based on their evaluation, they concluded that our disclosure controls and procedures were effective.

Our internal control over financial reporting is a process designed by, or under the supervision of, our chief executive officer and chief financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition , use or disposition of our assets that could have a material effect on our financial statements.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. Other Information

None.

PART III.

ITEM 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance: Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers

The following persons are our executive officers and directors and hold the offices set forth opposite their names.

Name	Age	Position

Karl W. Miller	41	Chief Executive Officer and Chairman of the Board of Directors

Martin Quinn	58	President, Chief Operating Officer and Director

Denis Gagnon	34	Chief Financial Officer and Director

Harry Scarborough	52	Vice President, Business Development

Sen. Richard Bryan	69	Director

Frederick W. Buckman	60	Director

Michael Hamilton	59	Director

Dr. Peter Likins	70	Director

George Rountree III	73	Director

Our directors and officers hold office until the earlier of their death, resignation, or removal or until their successors have been qualified.

Executive Officers and Management Directors

Karl W. Miller has been our Chairman and Chief Executive Officer since May 2006. Mr. Miller served as the Managing Partner of MMC Energy North America LLC, our predecessor, and its affiliates beginning in August 2002. From October 2001 to January 2002, Mr. Miller served as a Senior Advisor, Europe, to Statkraft SF (Statkraft Energy Europe), an owner and manager of energy assets in Scandinavia and Europe. From January 2001 to October 2001, Mr. Miller was Senior Vice President, Head of Marketing, Business Development and Structured Transactions in North America for PG&E Corporation. Prior to that time, Mr. Miller held various executive operational and financial positions in the energy producing sector including Electricite de France, El Paso Energy and Chase Manhattan Bank. Mr. Miller holds an MBA from the Kenan-Flagler Business School at the University of North Carolina. He also holds a B.A. in Accounting from Catholic University located in Washington, DC.

Martin Quinn has been a director and our President and Chief Operating Officer since May 2006. Mr. Quinn served as Chief Operating Officer of MMC Energy North America LLC beginning in March 2005. Prior to that time, he served as Executive Vice President, Chief Operating Officer and Chief Financial Officer of Ridgewood Power, an independent power company with over 80 plants in the United States, Europe and the Middle East from February 1996 to May 2003. At Ridgewood Power, he managed all financial and operational aspects of the company. Prior to that, Mr. Quinn was the officer in-charge of the mergers and acquisitions function at Brown-Forman Corporation and NERCO, Inc., and he has been Chief Financial Officer of NORSTAR Energy and Controller of NERCO Inc., both energy companies. Mr. Quinn received his Bachelor of Science degree in Accounting and Finance from the University of Scranton, and is a Certified Public Accountant.

Denis Gagnon has been a director and our Chief Financial Officer since May 2006. Mr. Gagnon served as Chief Financial Officer of MMC North America LLC beginning in February 2005. Prior to that time, Mr. Gagnon served as Vice President at Deutsche Bank - Corporate Investments since June 2000 covering its venture capital, Latin America and Asia/Pacific private equity portfolios. Prior to that, Mr. Gagnon was an Associate at Gefinor (USA) Inc., manager of the Kaizen Breakthrough Partnership, L.P., or KBP, an LBO fund targeting control investments in underperforming, middle-market companies. Mr. Gagnon also served as acting chief financial officer for the Alexander Doll Company and Fournier Furniture, Inc., both portfolio companies of KBP. Mr. Gagnon is also a Director of Excel Dryer Corp. Mr. Gagnon holds an MBA from Columbia Business School and B.A. in Accounting from Babson College, and was a Certified Public Accountant in Massachusetts.

Harry Scarborough has been our Vice President, Business Development since December 2006. From May 2001 to December 2006, Mr. Scarborough served as a General Manager to Pastoria Energy Facility, LLC, a major North American power company which owns, leases and operates integrated systems of natural gas-fired and renewable geothermal power plants . Prior to that time, Mr. Scarborough served as Director of Operations and Maintenance for Enron Wind Corporation, a developer of wind field power projects. Prior to that, Mr. Scarborough was an international regional manager for GE Power Systems/Stewart and Stevenson Operations Inc., and has been a plant manager at Stewart and Stevenson Operations Inc. and LFC Power Systems, both energy companies. Mr. Scarborough holds an MOS in Management and a MOA in Education and Training from Chapman University. He also holds a B.A. in Business Administration from National University located in San Diego, CA and is a graduate of the Navy Gas Turbine School for Engineering Officers.

Independent Directors

Senator Richard Bryan has been a director since September 2006. Former U.S. Senator Bryan holds the distinction of being the only Nevadan to have served as a State Legislator, Attorney General, Governor of Nevada and as a United States Senator. Since 2001, Senator Bryan has been a shareholder at Lionel Sawyer & Collins, Nevada’s largest law firm, where he is a member of the firm’s Executive Committee. His practice focuses on government relations at the federal, state and local levels, particularly in the areas of mining and public land use issues. Senator Bryan is the firm’s designated representative for Lex Mundi and for the State Capital Global Law Firm Group, both global organizations of major law firms.

Frederick W. Buckman has been a director since September 2006. Since 1999, Mr. Buckman has served as Chairman of Trans-Elect, Inc., an independent company engaged in the ownership and management of electric transmission systems, and as President of Frederick Buckman, Inc., a consulting firm located in Portland, Oregon. From 1994 to 1998, Mr. Buckman was President, Chief Executive Officer and Director of PacifiCorp, a holding company of diversified businesses, including an electric utility, based in Portland, Oregon. Mr. Buckman serves as Lead Director of StanCorp, chairs the Nominating and Corporate Governance Committee, and serves on the Organization and Compensation Committee.

Michael J. Hamilton has been a director since August 2006. Mr. Hamilton is a Senior Managing Director at FTI Consulting. Mr. Hamilton joined FTI Consulting in 2003 , where he focuses on business turnaround and restructuring services, specializing in the energy industry. Mr. Hamilton’s industry experience includes advisories on energy policy, bankruptcy, restructuring, contract negotiation, work-out strategies, financial model development, merger analysis, due diligence, maximizing unsecured claims, settlement negotiation, stranded investment strategy, risk management, and ISO and power exchanges. From 1988 to 2003, Mr. Hamilton was a partner at PricewaterhouseCoopers LLP, where he was responsible for the firm’s domestic utility audit practice. Mr. Hamilton graduated from St. Francis College with a B.S. in accounting. He is a certified public accountant in a number of states. He is also a Certified Turnaround Professional.

Dr. Peter Likins has been a director since August 2006. Dr. Likins was appointed as the 18th president of The University of Arizona on July 22, 1997 and retired at the end of the 2005-6 academic year. Previously, he was the president of Lehigh University for 15 years. Dr. Likins was a charter member of the NCAA Presidents Commission and served on the NCAA Division I Board of Directors. He is a member of the National Academy of Engineering and has served on the U.S. President’s Council of Advisors on Science and Technology. Dr. Likins also serves on the board of Consolidated Edison Co.

George Rountree III has been a director since July 2006 and currently also is the Lead Independent Director of our board of directors. Mr. Rountree has been an attorney in private practice in Wilmington, North Carolina since 1962. He has been a senior partner in the firm of Rountree, Losee & Baldwin, LLP and its predecessors since 1965. In June 2004, Mr. Rountree was inducted into the North Carolina Bar Association General Practice Hall of Fame. Mr. Rountree has been a director of Southern Union Company since 1990.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that a company’s directors and certain of its officers file reports of ownership and changes of ownership of such company’s common stock with the SEC. Based solely on copies of such reports provided to us, we believe that all directors and officers filed on a timely basis all such reports required of them with respect to stock ownership and changes in ownership during 2006.

Code of Ethics

Our board of directors has adopted a code of ethics and business conduct that applies to all of our directors, employees and officers, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The full text of our code of ethics and business conduct is posted on our Web site at www.mmcenergy.com under the Corporate Governance section. We intend to disclose future amendments to certain provisions of our code of ethics and business conduct, or waivers of such provisions, applicable to our directors and executive officers, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, at the same location on our Web site identified above and also in a Current Report on Form 8-K within four business days following the date of such amendment or waiver. The inclusion of our Web site address in this Annual Report does not include or incorporate by reference the information on our Web site into this Annual Report.

Audit Committee

The audit committee of our board of directors reviews and monitors our corporate financial statements and reporting and our external audits, including, among other things, our internal controls and audit functions, the results and scope of the annual audit and other services provided by our independent registered public accounting firm and our compliance with legal matters that have a significant impact on our financial statements. Our audit committee also consults with our management and our independent registered public accounting firm prior to the presentation of financial statements to stockholders and, as appropriate, initiates inquiries into aspects of our financial affairs. Our audit committee is responsible for establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal accounting controls or auditing matters, and for the confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters. In addition, our audit committee is directly responsible for the appointment, retention, compensation and oversight of the work of our independent auditors, including approving services and fee arrangements. All related party transactions will be approved by our audit committee before we enter into them. The current members of our audit committee are Frederick Buckman, Peter Likins and Michael J. Hamilton. Mr. Hamilton serves as chairman of the audit committee.

In addition to qualifying as independent, each member of our audit committee can read and has an understanding of fundamental financial statements.

Our audit committee includes at least one member who has been determined by our board of directors to meet the qualifications of an audit committee financial expert in accordance with SEC rules. Mr. Hamilton is the independent director who has been determined to be an audit committee financial expert.

ITEM 10. Executive Compensation

The following table summarizes the compensation paid to our Chief Executive Officer and the two other most highly compensated executive officers for services rendered in all capacities to us during the years ended December 31, 2005 and 2006.

		Annual		Long-Term Compensation
		Compensation		Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)	Restricted Stock Awards ($)	Stock Option Awards ($)	Securities underlying options/ SARS (#)	Non-Equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compensation ($)	Total Compensation ($)
Karl W. Miller, CEO	2006	122,782	175,000		62,500	500,000	-	-		360,282
	2005	-				-	-	-		-
	2004	-				-	-	-		-
-
Martin V. Quinn, President & COO	2006	95,497	24,083		31,250	250,000	-	-		150,830
	2005	-				-	-	-		-
	2004					-	-	-		-
-
Denis G. Gagnon, CFO	2006	90,188	87,500		25,000	200,000	-	-		202,688
	2005	-				-	-	-		-
	2004	-				-	-	-		-

Messrs. Miller, Quinn and Gagnon have entered into employment agreements with us pursuant to which they hold the positions of Chairman and Chief Executive Officer, President and Chief Operating Officer, and Chief Financial Officer, respectively.

Karl Miller. We entered into an employment agreement with Mr. Miller on May 15, 2006. The term of the agreement runs until May 15, 2011, subject to automatic one-year renewal terms. The agreement provides for an annual base salary of $225,000. The Compensation Committee will review Mr. Miller’s salary on an annual basis and make a recommendation to the board of directors about whether his salary should be adjusted. Mr. Miller will not be present during such deliberations. Mr. Miller is also eligible to receive an annual bonus, in an amount to be determined by the board of directors, provided that we meet certain performance-related and operating targets. Mr. Miller received an option to purchase 500,000 shares of our common stock when he entered into the employment agreement. This option has an exercise price of $1.00 per share and is subject to a stock option agreement under which one-third of the option vests on each anniversary date of the grant.

Mr. Miller is also eligible to receive standard employee benefits. If we terminate Mr. Miller without “cause,” he will be entitled to severance pay equal to his salary and benefits through the scheduled termination date of the agreement on May 15, 2011. In the event of termination for “cause,” Mr. Miller will not be entitled to severance pay. In either case, Mr. Miller will be precluded from competing with us for one year following his termination date.

Martin Quinn. We entered into an employment agreement with Mr. Quinn on May 15, 2006. The term of the agreement runs until May 15, 2009, subject to automatic one-year renewal terms. The agreement provides for an annual base salary of $175,000. The Compensation Committee will review Mr. Quinn’s salary on an annual basis and make a recommendation to the board of directors about whether his salary should be adjusted. Mr. Quinn is also eligible to receive an annual bonus, in an amount to be determined by the board of directors, provided that we meet certain performance-related and operating targets. Mr. Quinn received an option to purchase 250,000 shares of our common stock when he entered into the employment agreement. This option has an exercise price of $1.00 per share and is subject to a stock option agreement under which one-third of the option vests on each anniversary date of the grant.

Mr. Quinn is also eligible to receive standard employee benefits. If we terminate Mr. Quinn without “cause,” he will be entitled to severance pay equal to his salary and benefits through the scheduled termination date of the agreement on May 15, 2009. In the event of termination for “cause,” Mr. Quinn will not be entitled to severance pay. In either case, Mr. Quinn will be precluded from competing with us for one year following his termination date.

Denis Gagnon. We entered into an employment agreement with Mr. Gagnon on May 15, 2006. The term of the agreement runs until May 15, 2009, subject to automatic one-year renewal terms. The agreement provides for an annual base salary of $150,000, which was increased to $175,000 by our board of directors effective August 1, 2006. The Compensation Committee will review Mr. Gagnon’s salary on an annual basis and make a recommendation to the board of directors about whether his salary should be adjusted. Mr. Gagnon is also eligible to receive an annual bonus, in an amount to be determined by the board of directors, provided that we meet certain performance-related and operating targets. Mr. Gagnon received an option to purchase 200,000 shares of our common stock when he entered into the employment agreement. This option has an exercise price of $1.00 per share and is subject to a stock option agreement under which one-third of the option vests on each anniversary date of the grant.

Mr. Gagnon is also eligible to receive standard employee benefits. If we terminate Mr. Gagnon without “cause,” he will be entitled to severance pay equal to his salary and benefits through the scheduled termination date of the agreement on May 15, 2009. In the event of termination for “cause,” Mr. Gagnon will not be entitled to severance pay. In either case, Mr. Gagnon will be precluded from competing with us for one year following his termination date.

2006 Stock Incentive Plan

Our 2006 Stock Incentive Plan currently provides for the issuance of up to 5,000,000 shares of our common stock. As of February 28 2007, options to acquire 1,070,000 shares of our common stock were issued and outstanding under the plan. On July 26, 2006, our board of directors voted to amend the 2006 Stock Incentive Plan to increase the number of shares authorized and reserved for issuance thereunder from 2,000,000 shares to 5,000,000 shares of common stock, subject to adjustment in the event of stock splits and other similar events, and our stockholders approved this increase at a meeting held on September 19, 2006.

Our 2006 Stock Incentive Plan authorizes the grant of stock options, stock appreciation rights and restricted stock. The Compensation Committee of our board of directors administers the plan. The committee has the sole power and authority, consistent with the provisions of the plan, to determine which eligible participants will receive awards, the form of the awards and the number of shares of our common stock covered by each award. The committee may impose terms, limits, restrictions and conditions upon awards, and may modify, amend, extend or renew awards, accelerate or change the exercise time of awards or waive any restrictions or conditions to an award.

We can grant a variety of awards under the plan. We can grant options to purchase shares of our common stock that either are intended to qualify as incentive stock options under the Internal Revenue Code or that do not qualify as incentive options. The Compensation Committee can determine the option exercise price, the term of each option, the time when each option may be exercised and, the period of time, if any, after retirement, death, disability or termination of employment during which options may be exercised.

We also can grant rights to receive a number of shares or cash amounts, or a combination of the two that is based on the increase in the fair market value of the shares underlying the right during a stated period specified by the Compensation Committee. We can award shares of our common stock at no cost or for a purchase price. These stock awards may be subject to restrictions at the Compensation Committee’s discretion.

We also can grant performance awards to participants entitling the participants to receive shares of restricted stock, subject to terms and conditions determined by the Compensation Committee.

Outstanding Equity Awards at December 31, 2006

During 2006, Messrs. Miller, Quinn and Gagnon were granted options on the following terms:

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date
Karl W. Miller	—	500,000	$1.00	05/15/2016
Martin Quinn	—	250,000	$1.00	05/15/2016
Denis Gagnon	—	200,000	$1.00	05/15/2016

(1) The options vest annually in equal installments for three years beginning on May 15, 2007 for each named executive officer.

Directors’ Compensation

Upon the recommendation of the Compensation Committee, the full board of directors approved an annual compensation arrangement for our independent directors effective October 1, 2006. Such arrangement is comprised as follows:

Annual Fee . Each independent director will receive an annual cash retainer in the amount of $20,000, paid quarterly in arrears, commencing on October 1, 2006.

Meeting Fees. For each board of directors and committee meeting attended in person, an independent director will receive $500; provided that a committee member shall not be compensated for attendance at any committee meeting if such director is already entitled to compensation for attending a board of directors meeting held the same day.

Finance Committee Chair. The chair of the Finance Committee of the board of directors will receive an annual cash retainer of $10,000.

Audit Committee Chair . The chair of the Audit Committee of the board of directors will receive an annual cash retainer of $10,000.

Other Committee Chairs. The chair of each other committee of the board of directors, excluding the Finance Committee and the Audit Committee, will receive an annual cash retainer of $6,000.

Lead Independent Director. The lead independent director of our Board of Directors, currently George Rountree, III, will receive an annual cash retainer of $6,000.

At the time the foregoing compensation structure was approved, upon the of the recommendation of the Compensation Committee, the board of directors also approved a one-time payment of $3,000 for three of our independent directors for services rendered prior to October 1, 2006 and a one-time payment of $15,000 to our lead independent director for services rendered in that capacity prior to October 1, 2006. At that time, the board also approved a one-time award of 12,685 shares of restricted common stock to each of our independent directors other than Mr. Buckman ,who was formally appointed to the board subsequent to the relevant board meeting and received a one-time award of 12,048 shares of restricted common stock. The terms of these awards provide that such shares are subject to forfeit if the relevant independent director ceases to serve as a director prior to May 15, 2007, at which time such award is fully vested.

Name	Fees Earned or Paid in Cash ($)	Restricted Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Karl W. Miller	-	-	62,500	-	-	297,782	360,282
Martin V. Quinn	-	-	31,250	-	-	119,580	150,830
Denis G. Gagnon	-	-	25,000	-	-	177,688	202,688
Sen. Richard Bryan	10,500	30,000	-	-	-	-	40,500
Frederick W. Buckman	7,000	30,000	-	-	-	-	37,000
Michael J. Hamilton	11,000	30,000	-	-	-	-	41,000
Dr. Peter Likins	11,000	30,000	-	-	-	-	41,000
George Rountree III	24,000	30,000	-	-	-	-	54,000

ITEM 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Set forth below is the ownership, as of December 31, 2006 (except as otherwise stated), of the number of shares and percentage of our common stock beneficially owned by: (i) each of our directors, (ii) each of our executive officers listed in the above summary compensation table, (iii) all of our directors and executive officers as a group, and (iv) all person or entities known to beneficially own more than 5% of our outstanding common stock. Unless otherwise indicated, the business address for all of our directors and executive officers is c/o MMC Energy, Inc. 26 Broadway Suite 907, New York, NY 10004.

Name of Beneficial Owner	Amount & Nature of Beneficial Owner	Percent of Class
Karl W. Miller, CEO	4,858,255	10.2%

Martin V. Quinn, President	4,097,088	8.6%

Denis G. Gagnon, CFO	1,692,352	3.5%

George Rountree, III	1,400,033	2.9%

Michael J. Hamilton	17,685	*

Peter Likins	12,685	*

Richard Bryan	12,685	*

Frederick Buckman	12,048	*

Directors and executive officers as a group (8 persons)	12,102,831	25.4%

•	Indicates beneficial ownership of less than 1.0% of securities outstanding.
•	Unless otherwise indicated the corporate address of all owners listed above is MMC Energy 26 Broadway Suite 907 New York, NY 10004

ITEM 12. Certain Relationships and Related Transactions and Director Independence

On May 15, 2006, a wholly-owned subsidiary of MMC Energy, Inc. merged with and into MMC Energy North America LLC, a Delaware limited liability company. Prior to this merger, MMC North America LLC acquired our power generating facilities located in Chula Vista and Escondido, California and otherwise conducted our current business as described throughout this Annual Report. Prior to this merger, MMC Energy, Inc. did not conduct meaningful operations. As a result of the merger, MMC Energy, Inc. thus acquired the business of MMC Energy North America LLC, including the power generating facilities, and the former members of MMC Energy North America LLC received shares of common stock of MMC Energy, Inc. Karl Miller, Martin Quinn and Denis Gagnon, each of whom is an executive officer and director our company, were the principal equity holders of MMC Energy North America LLC. Pursuant to the merger, Mr. Miller exchanged his equity in the limited liability company for 4,619,559 shares of our common stock, Mr. Quinn exchanged his equity in the limited liability company for 4,097,088 shares of our common stock and Mr. Gagnon exchanged his equity in the limited liability company for 1,692,352 shares of our common stock.

Contemporaneously with the closing of the merger, we split off our wholly-owned subsidiary, High Tide Leasco, Inc., a Nevada corporation, through the sale of all of the outstanding capital stock of High Tide Leaseco. We executed a Split Off Agreement with Brent Peters, Douglas Smith, MMC North America and High Tide Leaseco. Mr. Peters was President and Chief Executive Officer of High Tide, and Mr. Smith was Chief Financial Officer, Treasurer and a Director of High Tide. In connection with the merger, Mr. Peters and Mr. Smith resigned from our company.

From January 9, 2006 and continuing through closing of the merger on May 15, 2006, an entity named MMC Energy Management LLC provided certain management services to us. MMC Energy Management LLC was owned by Messrs. Miller, Gagnon and Quinn. MMC Energy Management LLC was paid an aggregate of $260,000 for management services provided to us from January 9, 2006 to June 30, 2006. Subsequent to the merger consummated in May 2006, we ceased the operations of MMC Energy Management LLC and we later dissolved the entity.

On January 31, 2006, one of our wholly-owned subsidiaries entered into a Loan and Security Agreement with TD Banknorth providing for a $3.5 million senior debt facility, including a $3.0 million term loan and a $500,000 revolving loan. The loans are collateralized by our Chula Vista and Escondido facilities and are personally guaranteed, jointly and severally, by Messrs. Miller, Quinn and Gagnon and we have agreed to indemnify such individuals if they are called upon to make any payments under this guaranty.

Director Independence

Our board of directors is comprised of at least a majority of independent directors. Our board of directors believes that it is useful and appropriate to have our Chief Executive Officer also serve as the chairman of our board of directors.

Independent Directors. Each of our directors other than Messrs. Miller, Quinn and Gagnon qualifies as an independent director in accordance with the published listing requirements of the Nasdaq Global Market and the other national securities exchanges. In addition, our board of directors has made a subjective determination as to each independent director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our directors reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities as they may relate to us and our management.

Board Structure and Committees. Our board of directors has established an audit committee, a compensation committee, a nomination and corporate governance committee, a risk committee and a finance committee. Our board of directors and its committees set schedules to meet throughout the year and also can hold special meetings and act by written consent from time to time as appropriate. The independent directors of our board of directors also will hold separate regularly scheduled executive session meetings at which only independent directors are present. Our board of directors has delegated various responsibilities and authority to its committees as generally described below. The committees will regularly report on their activities and actions to the full board of directors. Each member of each committee of our board of directors qualifies as an independent director.

ITEM 13. Exhibits

2.1
Agreement and Plan of Merger and Reorganization, dated as of May 15, 2006, between High Tide Ventures, Inc., a Nevada corporation, and MMC Energy North America, LLC, a Delaware limited liability company(1)

3.1	Certificate of Incorporation of MMC Energy, Inc., a Delaware corporation(2)

3.2	By-laws of MMC Energy, Inc., a Delaware corporation(3)

10.1	Form of Subscription Agreement among the Company and the investors in its private placement consummated in May 2006(1)

10.2	Form of Registration Rights Agreement among the Company and the investors in its private placement consummated in May 2006(1)

10.3	Split Off Agreement, dated May 15, 2006, among High Tide Ventures, Inc., Brent Peters, Douglas Smith, MMC North America and Leaseco(1)

10.4	Employment Agreement, dated May 15, 2006, between the Company and Karl W. Miller(1)

10.5	Employment Agreement, dated May 15, 2006, between the Company and Martin Quinn(1)

10.6	Employment Agreement, dated May 15, 2006, between MMC Energy, Inc. and Denis Gagnon(1)

10.7	Form of Indemnity Agreement between the Company and the Company’s Directors and Officers(1)

10.8	2006 Stock Incentive Plan(1)

10.9	Scheduling and Asset Optimization Services Agreement, dated June 7, 2006, between the Company and PPM Energy, Inc.(4)*

10.10	Purchase and Sale Agreement between MMC Mid-Sun LLC and Kellstrom Commercial Aerospace, Inc.(3)

10.11	Lease for principal office executed between Constitution Realty, LLC & MMC Energy North America(3)

10.12	Assignment of lease obligation from MMC Energy North America, LLC to MMC Energy, Inc.(3)

10.13	Scheduling and Asset Optimization Services Agreement, dated November 21, 2006, between the Company and Bear Energy L.P.*

21.1	Subsidiaries (5)

31.1	Certification by Karl Miller pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Denis Gagnon pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Denis Gagnon pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Karl Miller pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Portions of this Exhibit were omitted and have been filed separately with the Secretary of the Commission pursuant to the Company's Application requesting Confidential Treatment under Rule 24b-2 of the Securities Exchange Act of 1934.
(1) Incorporated by reference to Current Report on Form 8-K filed May 15, 2006.
(2) Incorporated by reference to the Definitive Proxy Statement on Schedule 14A filed August 22, 2006.
(3) Incorporated by reference to the Quarterly Report on Form 10-QSB filed November 8, 2006.
(4) Incorporated by reference to the Quarterly Report on Form 10-QSB filed August 15, 2006.
(5) Incorporated by reference to the Registration Statement on Form SB-2 filed December 27, 2006.

ITEM 14. Principal Accountant Fees and Services.

Audit Fees

Audit fees include fees for audit or review services in accordance with generally accepted auditing standards and fees for services that generally only our auditors provide, such as statutory audits and review of documents filed with the SEC. The aggregate fees, rounded to the nearest thousand dollars, paid to, or accrued for Russell Bedford Stefanou Mirchandani LLP for consolidated auditing services to us for the years ended December 31, 2006 and December 31, 2005 were $130,000 and $0 respectively.

Audit Related Fees

Audit-related fees include fees for assurance and related services that are traditionally performed by the our auditors. These services include due diligence on acquisition targets and consultation in connection with financial and accounting standards. The aggregate fees, rounded to the nearest thousand dollars, paid to, or accrued for Russell Bedford Stefanou Mirchandani LLP for audit-related services to us for the years ended December 31, 2006 and December 31, 2005 were $6,000 and $0 respectively.

Tax Fees

Tax fees include fees for services that are performed by professional tax staff other than in connection with the audit. These services include tax compliance services, tax planning and tax advice. The aggregate fees, rounded to the nearest thousand dollars, paid to, or accrued for Russell Bedford Stefanou Mirchandani LLP for tax services to us for the years ended December 31, 2006 and December 31, 2005 were $10,000 and $0 respectively.

All Other Fees

During the years ended December 31, 2006 and December 31, 2005, the aggregate fees, rounded to the nearest thousand dollars, paid to, or accrued for Russell Bedford Stefanou Mirchandani LLP for all other services were $23,000 and $0, respectively. For 2006, these services included services customarily provided by the auditors in connection with our reverse-merger transaction completed in May 2006 and the fees related to the SB-2 registration statement filed with the SEC in December 2006.

The Audit Committee of our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Audit Committee approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Audit Committee, or, in the period between meetings, by a designated member of the Audit Committee. Any such approval by the designated member is disclosed to the entire Audit Committee at the next meeting. The audit and tax fees paid to the auditors with respect to fiscal year 2006 were pre-approved by the entire Audit Committee.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MMC Energy, Inc.

By:	/s/ Karl W. Miller
Name: Karl W. Miller
Title: Chief Executive Officer Date: March 6, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in and the capacities and on the dates indicated.

Signature	Title	Date

/s/ Karl W. Miller	Chief Executive Officer and Chairman of	March 6, 2007
Karl W. Miller	the Board of Directors

	President, Chief Operating	________ __, 2007
Martin Quinn	Officer and Director

/s/ Denis Gagnon	Chief Financial Officer, Principal	March 6, 2007
Denis Gagnon	Accounting Officer and Director

/s/ Richard Bryan	Director	March 6, 2007
Richard Bryan

/s/ Frederick W. Buckman	Director	March 6, 2007
Frederick W. Buckman

/s/ Michael J. Hamilton	Director	March 6, 2007
Michael J. Hamilton

/s/ Peter Likins	Director	March 6, 2007
Peter Likins

/s/ George Rountree III	Director	March 6, 2007
George Rountree III