Form 10QSB/A
period 2006-06-30
MMC ENERGY, INC.
filed 2007-04-04
CIK 1312206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Amendment No. 1
FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

Commission file number 000-51968

MMC ENERGY, INC.
(Name of small business issuer in its charter)

Delaware	26 Broadway, New York NY 10004	98-0493819
(State or other jurisdiction of incorporation or organization)	(Address of principal executive offices) (zip code)	(IRS Employer Identification No.)

Issuer's telephone number: (212) 977-0900

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 14, 2006 the registrant had 47,625,968 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

EXPLANATORY NOTE

This Quarterly Report on Form 10-QSB/A is being filed as Amendment No. 1 to the Quarterly Report on Form 10-QSB of MMC Energy, Inc. for the quarterly period ended June 30, 2006, which was filed with the Securities and Exchange Commission (the "SEC") on August 15, 2006 (the "Original Form 10-QSB"). This Amendment No. 1 is being filed solely for the purpose of refiling Exhibit 10.9 to the Original Form 10-QSB.

Except as described above, no other changes have been made to the Original Form 10-QSB. This Amendment No. 1 does not otherwise attempt to update the information set forth in the Original Form 10-QSB.

PART II
OTHER INFORMATION

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

DATE: April 4, 2007