Form 10KSB/A
period 2006-12-31
MMC ENERGY, INC.
filed 2007-04-04
CIK 1312206

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

EXPLANATORY NOTE

This Annual Report on Form 10-KSB/A is being filed as Amendment No. 1 to the Annual Report on Form 10-KSB of MMC Energy, Inc. for the fiscal year ended December 31, 2006, which was filed with the Securities and Exchange Commission (the "SEC") on March 6, 2007 (the "Original Form 10-KSB"). This Amendment No. 1 is being filed solely for the purpose of refiling Exhibit 10.13 to the Original Form 10-KSB.

Except as described above, no other changes have been made to the Original Form 10-KSB. This Amendment No. 1 does not otherwise attempt to update the information set forth in the Original Form 10-KSB.

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
Name: Karl W. Miller
Title: Chief Executive Officer Date: April 4, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Karl W. Miller	Chief Executive Officer, President and	April 4, 2007
Karl W. Miller	Chairman of the Board of Directors

/s/ Denis Gagnon	Chief Financial Officer, Principal	April 4, 2007
Denis Gagnon	Accounting Officer and Director

	Director	April 4, 2007
Richard Bryan

/s/ Frederick W. Buckman	Director	April 4, 2007
Frederick W. Buckman

	Director	April 4, 2007
Michael J. Hamilton

/s/ Peter Likins	Director	April 4, 2007
Peter Likins

	Director	April 4, 2007
George Rountree III