Form 10QSB
period 2007-03-31
MMC ENERGY, INC.
filed 2007-05-15
CIK 1312206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

___________________________________________
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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 15, 2007 the registrant had 4,811,438 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

FORWARD-LOOKING STATEMENTS

Some of the statements under “Summary,” “Risk Factors,” “Management's Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and elsewhere in this Quarterly Report on Form 10-QSB constitute forward-looking statements. These statements relate to future events or our strategy, future operations, future financial position, future revenues, projected costs, prospects, and the plans and objectives of management and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, implied or inferred by these forward-looking statements. Such factors include, among other things, those listed under “Risk Factors” and elsewhere in this prospectus. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms and other comparable terminology.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we do not know whether we can achieve anticipated positive future results, levels of activity, performance, or goals. Actual events or results may differ materially. We undertake no obligation to update any of the forward-looking statements after the date of this prospectus to conform those statements to reflect the occurrence of unanticipated events, except as required by applicable law.

You should read this Quarterly Report on Form 10-QSB and the documents that we reference in this report and have filed as exhibits to this Form 10-QSB that we have filed with the Securities and Exchange Commission, completely and with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

EXPLANATORY NOTE

On April 19, 2007 we effected a one-for-ten reverse stock split of our capital stock. The reverse stock split was previously approved by our Board of Directors and by our stockholders’ pursuant to section 242 of the General Corporation Law of the State of Delaware.

Pursuant to the reverse stock split, each holder of our common stock on the date of effectiveness of the reverse stock split became entitled to receive one new share of common stock in exchange for every ten shares of old common stock held by such stockholder.

No fractional shares of common stock will be issued as a result of the reverse stock split. Holders of our common stock otherwise entitled to fractional shares as a result of the reverse stock split will receive cash payment in lieu of such fractional shares.

Pursuant to the effectiveness of the reverse stock split all share figures contained in this report have been restated to give effect to the reverse stock split, unless explicitly stated otherwise.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MMC ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(unaudited)
Assets
Current assets:
Cash and equivalents	$3,020,624	$4,923,063
Accounts receivable (Note 3)	61,021
Unbilled receivables (Note 3)	62,488	157,131
Prepaids (Note 3)	112,292	244,756
Other current assets	69,081	17,145
Total current assets	3,325,506	5,342,095

Property, plant and equipment, net (Note 4)	7,256,900	7,355,576
Deferred acquisition costs	1,140,314	749,760
Long-term deposits	75,000	75,000
Total assets	$11,797,720	$13,522,431

Liabilities & Stockholders' equity
Current Liabilities:
Current maturities of long-term debt (Note 5)	$444,456	$444,456
Accounts payable	1,057,828	540,992
Deferred revenue	242,650	212,290
Other accrued expenses	798,364	1,291,642
Total current liabilities	2,543,298	2,489,380

Long-term debt (Note 5)	2,296,278	2,407,392
Commitments & contingencies (Note 6)

Stockholders' Equity (Note 8)
Preferred Stock; 10,000,000 shares authorized; none issued and outstanding; $.001 par value	-	-
Common stock; 300,000,000 shares authorized with 4,811,438 issued and outstanding as of March 31, 2007 and 4,768,876 outstanding as of December 31, 2006; $.001 par value	4,812	4,769
Additional paid-in capital	15,299,350	15,227,586
Accumulated deficit	(8,346,018)	(6,606,696)
Total stockholders' equity	6,958,144	8,625,659
Total liabilities and stockholders' equity	$11,797,720	$13,522,431

the accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements

MMC ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,	Three Months Ended March 31,
	2007	2006
Operating revenues:
Resource adequacy capacity	$692,250	$-
Ancillary services	391,541	-
Energy production	17,327	-
Total operating revenues	1,101,118	-
Costs of sales:
Costs of resource adequacy capacity	55,380	-
Costs of ancillary services	87,278	-
Costs of energy production	20,912	-
Total costs of sales	163,570	-
Gross Profit	937,548	-
Operating expenses:
Depreciation	236,963	147,924
Operations and maintenance	414,158	159,028
Re-commissioning expenses	379,617	328,951
General and administrative expenses	1,609,171	272,870
Total operating expenses	2,639,909	908,773
Loss from operations	(1,702,361)	(908,773)
Other expenses (income)
Interest expense, net	36,961	25,439
Other expenses, net	-	-
Total other expenses	36,961	25,439
Net loss before provision for income taxes	(1,739,322)	(934,212)
Provision for income taxes	-	-
Net loss	$(1,739,322)	$(934,212)

Basic loss per common share
Net loss per share	$(0.36)	$(0.26)

Weighted average shares outstanding	4,802,659	3,562,500

Diluted loss per common share
Net loss per share	$(0.36)	$(0.26)

Weighted average shares outstanding	4,802,659	3,562,500

Weighted average shares outstanding - basic	4,802,659	3,562,500
Dilutive effect of assumed exercise of employee stock options, warrants and immediate vesting of unvested stock awards	-	-
Weighted average shares outstanding - diluted	4,802,659	3,562,500

Anti-dilutive shares excluded from diluted EPS computations	78,887	-

the accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements

MMC ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM JANUARY 1, 2007 THROUGH MARCH 31, 2007
(Unaudited)

	Common Shares $.001 Par Value	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2006	4,768,876	$4,769	$15,227,586	$(6,606,696)	$8,625,659
Stock awards and options, net of cancellations	2,562	3	67,804	-	67,807
Common shares issued for cash	40,000	40	3,960	-	4,000
Net loss	-	-	-	(1,739,322)	(1,739,322)

Balance at March 31, 2007	4,811,438	$4,812	$15,299,350	$(8,346,018)	$6,958,144

the accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements

MMC ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Operating Activities of Continuing Operations

Net loss	$(1,739,322)	$(934,212)

Adjustments to reconcile net loss to cash used in operating activities
Depreciation	236,963	147,924
Stock-based compensation	67,807	-
Changes in current assets & liabilities
Decrease (Increase) in current assets	114,150	(131,788)
(Decrease) Increase in current liabilities	(9,037)	670,594
Net cash used in operations	(1,329,439)	(247,482)

Investing Activities of Continuing Operations
Purchases of property, plant and equipment	(28,988)	(3,402,751)
Deferred acquisition costs	(436,898)	-
Net cash used in investing activities	(465,886)	(3,402,751)

Financing Activities of Continuing Operations
Proceeds from issuance of long-term debt	-	3,000,000
Repayment of long-term debt	(111,114)	-
Member interest issued, net	-	165,028
Proceeds from issuance of stock, net	4,000	-
Net cash (used) provided by financing activities	(107,114)	3,165,028

Net decrease in cash and cash equivalents	(1,902,439)	(485,205)
Beginning cash and cash equivalents at beginning of period	4,923,063	3,009,010
Cash and cash equivalents at end of period	$3,020,624	$2,523,805

Supplemental disclosures:
Cash paid for taxes	$-	$-
Cash paid for interest	$57,333	$-

Non-cash investing and financing activities
Subscription agreements for member interests that were subscribed and paid up in 2005 but not accepted by the company until January 3, 2006	$-	$3,008,333
Stock-based compensation	$67,807	$-

the accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements

MMC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)

NOTE 1 - ORGANIZATION AND LINE OF BUSINESS

General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three month period ended March 31, 2007, are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2006 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

Organization and Line of Business

The Company is an energy management company that acquires and actively manages a portfolio of small to mid size, or below 250 megawatt, power generation assets. In January 2006 the Company acquired two power generation facilities located in Chula Vista and Escondido, California, and in November 2006, the Company acquired a facility in Bakersfield, California (“Mid-Sun”). The Company is pursuing additional acquisitions of small to medium-sized power generating facilities primarily in California, Texas, the Mid-Atlantic and the Northeastern United States. The Company has also begun the process of upgrading the Chula Vista and Escondido facilities.

MMC Energy, Inc. was originally incorporated in Nevada under the name High Tide Ventures, Inc. on February 13, 2003. On May 3, 2006, High Tide Ventures changed its name to MMC Energy, Inc. On May 15, 2006, a wholly-owned subsidiary of MMC Energy, Inc. merged with and into MMC Energy North America LLC, a Delaware limited liability company. Prior to this merger, MMC North America LLC acquired the power generating facilities located in Chula Vista and Escondido, California and otherwise conducted our current business as described throughout this Quarterly Report. Prior to this merger, MMC Energy, Inc. did not conduct meaningful operations. As a result of the merger, MMC Energy, Inc. thus acquired the business of MMC Energy North America LLC, including the power generating facilities, and the former members of MMC Energy North America LLC received shares of common stock of MMC Energy, Inc. On September 22, 2006, the Company was reincorporated as a Delaware corporation by means of a merger of the existing Nevada corporation with and into MMC Energy, Inc., a newly-formed Delaware corporation. Pursuant to the reincorporation merger, the Delaware corporation succeeded to the business of the Nevada corporation and the separate existence of the Nevada corporation ceased.

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

The Company records revenues in connection with delivering electric power and ancillary services, generally being on call to provide power on ten minutes notice, to the California Independent System Operator (“CAISO”), or such other first parties as it may contract with directly from time to time. The Company commenced earning revenues during June 2006. In the event that the Company is compensated for services before they are rendered, the Company will record deferred revenue in the liability section of its balance sheet.

The Company’s electricity generating facilities are generally referred to as “peaker” plants. Peaker plants are used to balance unexpected short term surges in demand, making them critical to the reliability, or “insurance,” of the power grids they serve. Our revenues to date have been earned by providing capacity, ancillary services and energy production.

•
Resource Adequacy Capacity - Regulatory capacity payments for generators of any type are based strictly on total installed capacity measured in MW. In the CAISO market where the Company currently operates exclusively, market-based capacity revenues are earned through resource adequacy contracts, whereby the counterparty can point to the Company’s facilities' capacity as a source to supply its peak demand plus a mandatory safety margin for regulatory purposes only. The contract does not create an obligation to supply electricity to the counterparty, but does obligate the Company to bid its energy into the CAISO markets on a daily basis such that the Company’s capacity is available to the CAISO, if needed, at the Company’s price. The resource adequacy capacity amount cannot exceed the qualified capacity amount for the resource. Qualified capacity is certified by CAISO and the CPUC. For 2006, the MMC Escondido and MMC Chula Vista facilities were certified by CAISO and the CPUC for 40 MW (estimated) each, and for 2007, 35.5 MW (actual) each and MMC Mid-Sun for 22 MW.

•
Ancillary Services - Although there are several types of ancillary services, to date the Company primarily provides “spin” and “non-spin” services which call for the facilities to be delivering the awarded capacity within 10 minutes of dispatch whether already connected to the grid (spin) or not (non-spin). Spin services typically offer higher rates.

•
Energy Production - The provision of electricity to a local power grid through day ahead and real time auctions managed by the ISO, the “merchant market” or through bilateral agreements with a utility or other direct counterparty. As the Company has have no outstanding electricity purchase agreements or other contracted energy production, all of the Company’s energy production revenues are earned in the merchant market.

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

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed principally by the straight-line method at rates based on estimated useful lives as follows:

Office equipment	3 years
Machinery, automobiles and equipment	5 - 10 years
Software	3 years

Long-Lived Assets

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets,'' long-lived assets are reviewed for impairment annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an indicator of impairment exists for any grouping of assets, an estimate of undiscounted future cash flows is produced and compared to its carrying value. If an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value as determined by an estimate of discounted future cash flows.

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

Concentration of credit risk with respect to accounts receivable is high due to the relatively small number of entities comprising the Company's customer base. The Company's revenues earned on contracts for the quarter ending March 31, 2007 were comprised of 63%, from one customer, Oxy, Inc. The company received the balance of its revenues from CAISO.

Seasonal Nature of Business

The Company’s business is seasonal, with a relatively high proportion of revenues and operating cash flows generated during the third quarter of the fiscal year, which include the peak summer months for energy demand, and a relatively low proportion of revenues and operating cash flows generated during the first quarter. As the Company derives most of its revenues from selling energy and ancillary services at spot market prices, as opposed to under longer term fixed-price contracts, its revenues and operating income are highly exposed to the seasonal fluctuation in commodity pricing, which corresponds to peak demand.

Geographical Concentration Risk

The Company’s Facilities are located in greater Southern California, and generally provide power only in that state. Accordingly, the Company’s operations are highly regulated by the local Air Permit Control Boards, the CAISO and other related state and local agencies, as well as the Federal Energy Regulation Commission. These organizations establish certain rules and limitations on operations and require that the Company maintain in good standing several required licenses and permits, such as permits for air emissions. These organizations may from time to time change the rules under which the Company operates and derives its revenues. The Company’s licenses and permits were, generally, transferred with the Facilities from the Seller, and the Company believes it has all such required licenses and permits to conduct its operations.

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” (“SFAS 130”) establishes standards for reporting and displaying of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company does not have any items of comprehensive income in the period presented nor has it since inception.

Segment Information

The Company adopted SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” ("SFAS 131"). SFAS 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions concerning how to allocate resources and assess performance. The Company currently has only one operating segment.

Use of Estimates

In the normal course of preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include the collectibility of accounts receivable, the useful life of depreciable assets, the amounts due under accounts payable and the valuation allowance of deferred tax assets. Actual results could differ from those estimates.

Basic and Diluted Income (Loss) Per Share

Basic and diluted income or loss per common share is based upon the weighted average number of common shares outstanding during the three months ended March 31, 2007 and 2006 under the provisions of SFAS No. 128, “Earnings Per Share” and as amended/superseded in SFAS No. 123(R), “Share-Based Payment”(“SFAS 123(R)”). As the Company incurred a net loss for the three months ended March 31, 2007 dilutive shares presented for that period are the same as basic shares outstanding. For the three months ending March 31, 2007 and 2006 there were 78,887 and 0 anti-dilutive shares excluded from diluted EPS computations, respectively. Below is a reconciliation of basic to diluted shares outstanding for the applicable periods:

Three months ended March 31,	2007	2006
Weighted average shares outstanding - Basic	4,802,659	3,562,500
Dilutive effect of assumed exercise of employee
stock options, warrants and immediate vesting
of unvested stock awards	-	-
Weighted average shares outstanding - Diluted	4,802,659	3,562,500

Stock-Based Compensation

As of the merger described in Note 10 below, MMC adopted SFAS 123(R) which no longer permits the use of the intrinsic value method under Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”). The Company uses the modified prospective method to adopt SFAS 123(R), which requires compensation expense to be recorded for all stock-based compensation granted on or after January 1, 2006, as well the unvested portion of previously granted options. The Company is recording the compensation expense on a straight-line basis, generally over the explicit service period of three years (except for retirement eligible employees and retirees). The Company has no retirement eligible employees and retirees at this time. The Company made no stock-based compensation grants before January 1, 2006 and therefore has no unrecognized stock compensation related liabilities or expense unvested or vested prior to 2006.

The following table illustrates the effect that adoption of SFAS No. 123(R) had on the Company’s three months ending March 31, 2007 results and cash flows.

	Under Pre-SFAS 123 (R) Accounting	SFAS 123(R) Impact	Three Months Ended March 31, 2007
Losses before taxes	$(1,729,572)	$(9,750)	$(1,739,322)
Net loss	(1,729,572)	(9,750)	(1,739,322)

Net Loss
Basic EPS	$(0.36)	$-	$(0.36)
Diluted EPS	(0.36)	-	(0.36)

Cash Flows
Operating activities	$(1,329,439)	$-	$(1,329,439)
Financing activities	(107,114)	-	(107,114)

The following table summarizes common stock options outstanding and the related exercise prices under the Company’s 2006 Equity Incentive Plan.

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 10.00	82,000	9.12	$10.00	-	$10.00

Transactions during 2007 involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2006	107,000	$10.00
Granted	-	-
Exercised	-	-
Cancelled or expired	(25,000)	10.00
Outstanding at March 31, 2007	82,000	$10.00

Based on the Company’s closing stock price of $7.80 at March 31, 2007, stock options currently outstanding had no aggregate intrinsic value, and there were no in-the-money options exercisable. As of March 31, 2007, such options had a weighted-average remaining contractual life of 9.12 years and weighted-average exercise price of $10.00 per share.

There were no stock options granted to employees during the three months ended March 31, 2007.

Derivative Instruments

The Company accounts for freestanding derivative financial instruments potentially settled in its own common stock under Emerging Issues Task Force ("EITF") Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock”. Pursuant to EITF Issue No. 00-19, the Company is required to recognize the initial fair value of the applicable contracts (consisting primarily of non-employee stock warrants and options to purchase common stock) as an asset or liability, and subsequently measure the change in the fair value (based on a Black-Scholes computation), with gains and losses included in a statement of operations. No such instruments were issued for the three months ended March 31, 2007 and 2006.

Fair Value of Financial Instruments

The carrying amounts of the Company's cash, trade payables, accrued expenses, and notes payable approximate their estimated fair value due to the short-term nature of those financial instruments. In June 2006, the Company issued warrants to purchase 45,000 shares of common stock at an exercise price of $0.10 per share. These warrants were issued in lieu of cash as payment for professional services rendered to the Company. The warrants were valued at the fair value of the professional services received as determined by usual and customary fees associated with such services in transactions between unrelated parties.

Recent Accounting Pronouncements

SFAS No. 159. In February 2007, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on the Company’s financial condition or results of operations.

FSP EITF 00-19-2. In December 2006, the FASB issued FASB Staff Position (“FSP”) EITF 00-19-2, “Accounting for Registration Payment Arrangements” ("FSP 00-19-2") which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. The Company does not expect adoption of this FSP will have a material impact on its financial position, operations or cash flows.

SFAS No. 158. In September 2006 the FASB issued its SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”(“SFAS 158”). This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. At this time the company has no defined benefit postretirement plan in place. The effective date for an employer with publicly traded equity securities is as of the end of the fiscal year ending after December 15, 2006. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows.

SFAS No. 157. In September 2006 the Financial Account Standards Board (the “FASB”) issued its Statement of Financial Accounting Standards 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. FAS 157 effective date is for fiscal years beginning after November 15, 2007. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows.

FSP No AUG AIR-1. In September 2006 the FASB issued FSP No. AUG AIR-1 “Accounting for Planned Major Maintenance Activities” regarding routine maintenance and Planned Major Maintenance Activities (“PMMA”), which effectively disallowed the advance-in-accrual method that had been the industry standard but has been disallowed effective the first fiscal year beginning after December 15, 2006 for all companies. The Company has chosen to adopt this standard early, in particular adopting the deferral method for planned major maintenance items. There were no major maintenance expenditures incurred in 2007.Minor routine maintenance and unplanned repairs are expensed as incurred.

Reclassifications

Certain reclassifications have been made to conform to prior periods' data to the current presentation. These reclassifications had no effect on reported losses.

NOTE 3 - RECEIVABLES AND PREPAID ITEMS

At March 31, 2007 and December 31, 2006 trade accounts receivable and prepaid items consisted of the following:

	March 31,	December 31,
	2007	2006
Accounts receivable	$61,021	$-
Unbilled receivables	62,488	157,131
Allowance for doubtful accounts	-
Total	$123,509	$157,131

Prepaid insurance	$52,181	$51,046
Prepaid expenses	60,111	93,710
Short-term deposits	-	100,000
Total	$112,292	$244,756

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

At March 31, 2007 and December 31, 2006 property, plant and equipment consisted of the following:

	March 31,	December 31,
	2007	2006
Land	$375,000	$375,000
Automobile	21,927	20,427
Office equipment	57,962	55,608
Machinery, equipment & other	7,665,272	7,530,839
	8,120,161	7,981,874
Accumulated depreciation	(863,261)	(626,298)
Total	$7,256,900	$7,355,576

Depreciation for the three months ended March 31, 2007 and 2006 were $236,963 and $147,924 respectively.

NOTE 5 - LONG-TERM DEBT

On January 31, 2006, MMC North America entered into a Loan and Security Agreement (the “Loan Agreement”) with TD Banknorth (the “Bank”), for a $3.5 million senior debt facility, including a $3.0 million term loan (the “Term Loan”) and a $500,000 revolving loan (the “Revolver”, together with the Term Loan, the “Loans”). The Term Loan provides for interest payments only for the first six months, and 81 monthly principal payments in the amount of $37,038 each thereafter, with a final maturity date of May 3, 2013. The Term Loan bears interest at a fixed rate equal to 7.58%. Approximately $2.1 million of the Term Loan proceeds were funded into an escrow account under control of the Bank and restricted in use to valid repair and re-commissioning costs in accordance with a re-commissioning plan agreed to between MMC North America and the Bank. The remaining proceeds, net of related transaction costs, were used for general working capital purposes. All escrowed funds for repair and re-commissioning were expended for the intended use.

Advances against the Revolver are payable on demand and bear interest at the Prime Rate plus 1.00%. Beginning in 2007, amounts outstanding under the Revolver must be repaid in full and a zero balance maintained for at least 30 consecutive days at any time during the year. MMC North America has not made any borrowings under the Revolver.

The Loan Agreement places certain restrictions on MMC North America’s ability to make distributions to the Company and on transactions with affiliates. The Loan Agreement further subjects MMC North America to certain financial and other covenants, including maintaining a minimum Net Worth and minimum Debt Service Coverage ratio. The financial covenants are measured annually. During the last measurement of these covenants, for the twelve months ended December 31, 2006, the company was in compliance with all covenants. The Loans are collateralized by substantially all assets of MMC North America and are personally guaranteed, jointly and severally, by the two principal officers of the Company. Any losses sustained by any officer under such guaranty shall be indemnified by the Company.

NOTE 6 - COMMITMENTS AND CONTINGENT LIABILITIES

In February 2007, we announced that we had learned that one hundred thousand shares of our common stock issued as part of a 1.2 million share private placement transaction we consummated in May 2006 were purchased by an entity controlled by Louis Zehil, who at the time of the purchase was a partner of our external legal counsel for the private placement transaction, McGuireWoods LLP. We also announced that we believe that Mr. Zehil improperly caused our former transfer agent not to place a required restrictive legend on the certificate for these one million shares and that Mr. Zehil then caused the entity he controlled to resell these shares. We reported Mr. Zehil’s conduct to the Securities and Exchange Commission (the “SEC”), subsequently the SEC recently sued Mr. Zehil in connection with this matter and further alleged that Mr. Zehil engaged in a similar fraudulent scheme with respect to six additional public companies represented at the relevant time by McGuireWoods LLP.

Persons who purchased shares directly from Mr. Zehil when he resold his shares may have a rescission right versus Mr. Zehil, and could make the claim that this rescission right somehow extends to us as well. One or more of our investors from our May 2006 private placement of 1.2 million shares could also claim a rescission right. It is also possible that one or more of our stockholders could claim that they somehow suffered a loss as a result of Mr. Zehil’s conduct and attempt to hold us responsible for their losses. The Company is unable to predict the extent of its ultimate liability with respect to any and all future securities matters. If any such claims are successfully made against us and we are not adequately indemnified for those claims from available sources of indemnification, then such claims could have a material adverse effect on our financial condition and operating results. We also may incur significant costs resulting from our investigation of this matter, any litigation we may initiate as a result and our cooperation with governmental authorities. We may not be adequately indemnified for such costs from available sources of indemnification.

MMC North America has arranged for the issuance by the Bank of an irrevocable letter of credit in the amount of $100,000 (the “Letter of Credit”) to a counterparty under an energy services agreement entered into in November 2006 (the “ESA”). The counterparty may draw upon the Letter of Credit to recover liquidated damages suffered by the counterparty in connection with any energy sales it may make on behalf of MMC North America and MMC Mid-Sun in the event MMC North America or MMC Mid-Sun fails to meet its obligations, or for any other unsatisfied obligations under the ESA. The Letter of Credit expires on December 31, 2007. Availability under the Revolver is reduced from $500,000 to $400,000 while the Letter of Credit remains outstanding.

Our primary office space is currently leased on a month-to-month basis per mutual agreement with the lessor while searches for suitable replacement space.

We have consulting agreements with outside contractors to provide various services. The Agreements are generally for a term of 12 months from inception and renewable automatically from year to year unless either the Company or the Consultant terminates such engagement by written notice.

We are subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity. Neither the Company nor any subsidiary has any involvement in any legal proceeding as of the report date.

NOTE 7 - EQUITY COMPENSATION

Under the Company’s 2006 Equity Incentive Plan (the “Plan”), 500,000 shares of common stock were reserved for issuance as incentive awards to executive officers, key employees and directors and outside consultants. As of March 31, 2007, 82,000 shares have been granted to employees, net of cancellations, in the form of stock option grants, with an exercise price of $10.00 per share, the market value of the Company’s common stock at the time of issue. The company has also issued restricted stock to its directors and employees totaling 8,840 and 0 shares for the three months ended March 31, 2007 and 2006.

NOTE 8 - STOCKHOLDERS' EQUITY

 On the closing of the Merger described in Note 10 below (the “Merger”), MMC North America’s outstanding equity interests were surrendered by the holders thereof for 2,387,500 shares of common stock of the Company, par value $0.001 per share (“Common Stock”). The existing stockholders of Pubco (as defined in Note 10 below) retained the 1,175,000 shares of Common Stock outstanding prior to the Merger and concurrently with the Merger, the Company issued 1,000,097 additional shares of Common Stock in a private placement for total proceeds of $10,000,966. On May 26, 2006, the Company issued an additional 200,000 shares of Common Stock under the same terms as the first private placement for additional proceeds of $2,000,000. The Company realized total proceeds of $11,637,897 net of direct financing costs of $813,069, of which $450,000 was settled in the form of warrants to purchase 45,000 shares of Common Stock at an exercise price of $0.10 per share. On January 23, 2007 a portion of these warrants were exercised resulting in the issuance of 40,000 shares. The remainder of these warrants expires on May 15, 2011. During the quarter ended March 31, 2007, the Company issued 2,562 shares of restricted stock to its employees as compensation. These share awards vest ratably over three years. As of the date of this report, the Company had 300,000,000 shares authorized under its Certificate of Incorporation and had issued and outstanding 4,811,438 shares of Common Stock. As of such date, the Company also had 10,000,000 shares of preferred stock authorized under its Certificate of Incorporation, none of which was issued or outstanding.

In connection with the issuance of the 1,200,097 shares of Common Stock in the private placements described above, the Company was obligated to file a registration statement to permit the resale of the shares issued in the private placements with the Securities and Exchange Commission (the “SEC”) by September 12, 2006.  If the registration statement was not filed with the SEC by that date or if the SEC did not declare the registration statement effective within 120 days after filing, the Company is subject to liquidated damages payable to the holders of the shares issued in the private placements (the “Holders”) in cash equal to 1% per month of the purchase price of the shares issued, or $120,000 per month, until 12 months after the date of issue.  From that point forward, penalties are limited to only those shares that are not otherwise freely tradable under SEC Rule 144, which rule limits the volume of shares that may be resold by each Holder for a period from 12 to 24 months after date they were issued.

On October 17, 2006, a majority of Holders approved an extension of the filing requirement to December 31, 2006, and agreed to cap aggregate registration penalties at 12%. However, the aforementioned penalties accrued up to October 17, 2006 were not waived. Accordingly, the Company has reserved for such penalties for the period from September 13, 2006 through October 17, 2006, or 34 days, at the rate of 1% per month, amounting to $136,000 charged to non-operating financing costs. These penalties were paid out to the shareholders of record in January 2007. On December 29, 2006 the Company filed a registration statement with the SEC thereby complying with the approved extension. The SEC declared the registration statement effective on April 5, 2007 thereby avoiding any further penalties relating to this registration requirement.

On April 19, 2007 the Company effected a one-for-ten reverse stock split of its outstanding shares of common stock, $.001 par value. Total authorized shares and par value remain unchanged. All references in the financial statements and notes to financial statements, numbers of shares and share amounts have been retroactively restated to reflect the reverse split, unless explicitly stated otherwise.

NOTE 9 - RELATED PARTY TRANSACTIONS

The Company had no related party transactions for the quarter ended March 31, 2007.

The Company paid management fees of $260,000, inclusive of a $60,000 transaction fee, capitalized as a component of the acquisition costs of the Facilities, and $200,000 in quarterly management fees expensed as incurred, in the six months ended June 30, 2006 to MMC Energy Management, LLC, (“MMC Management”), an affiliate controlled by the three executive officers of the Company. Effective July 1, 2006, the management services agreement between MMC North America and MMC Management was terminated, and replaced by a new management services agreement between MMC North America and the Company, such that there will be no future impact on the Company’s consolidated earnings and cash flows from the management fee. As required by the Merger Agreement, no further business has been transacted between the Company and MMC Management subsequent to the Merger.

MMC Management was dissolved on November 8, 2006.

NOTE 10 - MERGER AND CORPORATE RESTRUCTURING

MMC Energy, Inc. was originally incorporated in Nevada under the name High Tide Ventures, Inc. (“Pubco”). On May 3, 2006, Pubco changed its name to MMC Energy, Inc. On May 15, 2006, MMC Energy Acquisition Corp., a wholly-owned subsidiary of Pubco (“Acquisition Sub”), merged (the “Merger”) with and into MMC Energy North America. As described in Note 1 above, prior to the Merger, MMC North America owned the Facilities and conducted the Company’s current business and Pubco did not conduct meaningful operations. Pursuant to the Merger, Pubco thus acquired the business of MMC North America, including the Facilities, and the former members of MMC North America received shares of Pubco common stock. Simultaneously with the Merger, Pubco consummated a $12 million private placement of shares of common stock. This Merger is accounted for as a reverse takeover of Pubco by MMC North America. As a result of the Merger, there was a change in control of Pubco. In accordance with SFAS No. 141, “Accounting for Business Combinations” (“SFAS 141”), MMC Energy North America was the acquiring entity for accounting purposes. While the transaction is accounted for using the purchase method of accounting, in substance the transaction was a recapitalization of Pubco’s capital structure.

The total purchase price and carrying value of net assets acquired was $11,750. The Company did not recognize goodwill or any intangible assets in connection with the transaction. From January 1, 2006 until the date of the transaction, Pubco was an inactive corporation with no significant assets and liabilities. Effective with the merger, all previously outstanding membership interests owned by MMC Energy North America’s members were exchanged for an aggregate of 2,387,500 shares of the Company’s common stock. The value of the stock that was issued to MMC North America’s equity holders was the historical cost of the Company's net tangible assets, which did not differ materially from its fair value.

The total consideration paid was $11,750 and the significant components of the transaction are as follows:

Common stock retained	$11,750
Assets acquired	(—)
Liabilities assumed	—
Cash paid	—
Total consideration paid/organization cost	$11,750

In accordance with Statement of Position No 98-5 “Reporting on the Costs of Start-Up” (“SOP 98-5”), the Company expensed $11,750 as organization costs.

NOTE 11 - SUBSEQUENT EVENTS

On April 5, 2007 the Company filed a Form SB-2 Registration Statement under the Securities Act of 1933 to issue and sell up to an aggregate of $57.5 million of the Company’s common stock (including a $7.5 million underwriters over allotment option). The Company intends to use up to $40 million of the net proceeds of this offering to implement the upgrade of its facility located at Chula Vista, California and the remainder for working capital and general corporate purposes. The Company also may use any remaining net proceeds for the potential acquisition of, or investments in, technologies, products or companies that complement the Company’s business including acquisitions of companies that provide additional ancillary services and transmission grid optimization technologies. The Company has not determined the amounts to be used for any of these purposes and may find it necessary or advisable to use this portion of the net proceeds for other purposes.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in our public filings, including this report. Except for the historical information contained herein, the matters discussed below are forward-looking statements that involve certain risks and uncertainties, including, among others, the risks and uncertainties discussed below. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors.

This report contains forward-looking statements and information relating to us. We generally identify forward-looking statements using words like “believe,” “intend,” “will,” “expect,” “may,” “should,” “plan,” “project,” “contemplate,” “anticipate,” “seek” or similar terminology. These statements are based on our beliefs as well as assumptions we made using information currently available to us. Because these statements reflect our current views concerning future events, these statements involve risks, uncertainties and assumptions. Actual results may differ significantly from the results discussed in these forward-looking statements.

Overview

We are an energy company that acquires and actively manages electricity generating and energy infrastructure-related assets in the United States. Our mission is to acquire, directly or through joint ventures, a portfolio of small to mid size electricity generating assets, generally below 250 megawatts, or “MW”. In addition to electricity, these assets can provide capacity and ancillary services. To date, we have acquired three electricity generating assets in California, totaling 110 MW of capacity. We are currently in the process of upgrading two of these assets, which we expect to complete ourselves or in partnership with a large financial institution through a previously executed joint bid agreement. We are also pursuing additional acquisitions primarily in California, Texas and the Mid-Atlantic and Northeastern United States.

Our strategy is to create long-term value by focusing on five core principles:

•	Targeting power constrained regions

•	Acquiring electricity generating and infrastructure related assets

•	Restructuring acquired assets to maximize revenue

•	Managing risk to optimize profitability

•	Opportunistically partnering to develop renewable energy generating assets

We are managed by a team of professionals with significant energy sector experience and knowledge. Our executive officers and Board of Directors have extensive experience with industry leaders in the energy and finance sectors, especially asset management, commodity pricing and risk management as well as private equity, structured finance and project finance transaction experience. We intend to leverage this extensive experience and our relationships within the energy and finance sectors to execute on our core strategy and build significant long-term value for our stockholders.

We launched our acquisition strategy in January 2006 with the acquisition of MMC Chula Vista and MMC Escondido, each of which is a 44 MW gas fired generating facility in San Diego county. This acquisition provided us entry to the California wholesale power and electricity market. We fully re-commissioned the facilities and began earning revenues in June 2006.

We were originally incorporated in Nevada under the name High Tide Ventures, Inc. on February 13, 2003. As an inactive publicly registered shell corporation with no significant assets or operations, High Tide's business plan was to seek an acquisition candidate. On May 3, 2006, High Tide changed its name to MMC Energy, Inc. On May 15, 2006, a wholly-owned subsidiary of MMC Energy, Inc. merged with and into MMC Energy North America LLC, a Delaware limited liability company, pursuant to a reverse acquisition. Prior to this merger, MMC North America LLC, which began operations in October 2005, acquired the electricity generating facilities located in Chula Vista and Escondido, California and otherwise conducted our current business as described herein. As a result of the merger, MMC Energy, Inc. thus acquired the business of MMC Energy North America LLC, including the electricity generating facilities, and the former members of MMC Energy North America LLC received shares of common stock of MMC Energy, Inc. On September 22, 2006, we reincorporated as a Delaware corporation by means of a merger of the existing Nevada corporation with and into MMC Energy, Inc., a newly-formed Delaware corporation. On April 19, 2006 we effected a one-for-ten reverse split of our common stock. We also intend to list our common stock on the Nasdaq Global Market prior to the closing of the offering described elsewhere in this report.

We currently have six full time employees based at our headquarters in New York, New York and one additional employee based in California. We have contracted for third party labor for on-site operations and maintenance of our existing facilities, as well as energy management and trading support. We expect to manage any future facilities acquired in a similar fashion. To support our future growth plans, we expect to hire additional professional staff, particularly in our New York office, to support increased acquisition activity and asset management responsibilities.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosure. We base our estimates and assumptions on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our consolidated financial statements, we believe the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments.

Revenue Recognition

We recognize revenue when all of the following circumstances are satisfied: (1) persuasive evidence of an arrangement exists, (2) price is fixed or determinable, (3) collectibility is reasonably assured, and (4) delivery has occurred. Revenues are recognized upon delivery of energy or services. The revenues we collect for ancillary services and energy delivery fluctuate based on market prices established by CAISO on a daily, hourly and real-time basis.

We recognize energy production revenue when energy has been substantially transmitted to the customer. We recognize revenue when electricity is delivered to a customer pursuant to contractual commitments that specify volume, price and delivery requirements. Some sales of energy are based on economic dispatch, or "as-ordered," by an independent system operator, or "ISO," based on member participation agreements, but without an underlying contractual commitment. Revenues for sales of energy based on ISO dispatches are recorded on the basis of MW-hours delivered, at the applicable wholesale market prices. In addition to bilateral contracts that we may enter into from time to time, we generally offer our energy to the ISO daily at its variable cost to produce plus a desired minimum profit margin. Our facilities can be dispatched only if the market clearing price exceeds our bid price. We may also receive "out of merit" dispatches in times when the market price is less than our bid price, but our electricity is needed locally due to local transmission constraints, in which case we will be paid our bid price for energy provided.

As described under "Results of Operations" below, we also recognize revenues from the provision of ancillary services and under capacity contracts. Although there are several types of ancillary services, to date we primarily provide "spin" and "non spin" services, which call for the facilities to be delivering the awarded capacity within 10 minutes of dispatch whether already connected to the grid (spin) or not (non-spin). We recognize these revenues at the time of dispatch by the ISO. Capacity (resource adequacy) contract revenues are recognized based on the facility's capacity as certified by the California Public Utility Commission, or CPUC, and by CAISO.

Results of Operations

Since we commenced our operations on October 27, 2005 and were considered a development stage enterprise until June 12, 2006, comparisons of periods in 2006 with corresponding periods in 2007 for our of results of operations are not meaningful. Additionally, due to the commencement of operations in June, our 2006 results do not reflect a full year's run rate for revenues and most expenses. Our mix of revenues and costs of sales will likely change substantially in the future as additional assets are acquired and brought on line.

Revenues

Our electricity generating facilities are generally referred to as “peaker” plants. Peaker plants are used to balance unexpected short term surges in demand, making them critical to the reliability, or “insurance,” of the power grids they serve. Our revenues to date have been earned by providing capacity, ancillary services and energy production.

•
Resource Adequacy Capacity - Regulatory capacity payments for generators of any type are based strictly on total installed capacity measured in MW. In the CAISO market where we currently operate exclusively, market-based capacity revenues are earned through resource adequacy contracts, whereby the counterparty can point to our facilities' capacity as a source to supply its peak demand plus a mandatory safety margin for regulatory purposes only. The contract does not create an obligation to supply electricity to the counterparty, but does obligate the Company to bid its energy into the CAISO markets on a daily basis such that our capacity is available to the CAISO, if needed, at the Company’s price. The resource adequacy capacity amount cannot exceed the qualified capacity amount for the resource. Qualified capacity is certified by CAISO and the CPUC. For 2006, the MMC Escondido and MMC Chula Vista facilities were certified by CAISO and the CPUC for 40 MW (estimated) each, and for 2007, 35.5 MW (actual) each and MMC Mid-Sun for 22 MW.

•
Ancillary Services - Although there are several types of ancillary services, to date we primarily provide “spin” and “non-spin” services which call for the facilities to be delivering the awarded capacity within 10 minutes of dispatch whether already connected to the grid (spin) or not (non-spin). Spin services typically offer higher rates.

•
Energy Production - The provision of electricity to a local power grid through day ahead and real time auctions managed by the ISO, the “merchant market”, or through bilateral agreements with a utility or other direct counterparty. As we have no outstanding electricity purchase agreements or other contracted energy production, all of our production revenues are earned in the merchant market.

Revenues for quarter ended March 31, 2007 were $1,101,118 and distributed as follows:

Three months ended March 31,
Operating revenues:	2007
Resource adequacy capacity	$692,250
Ancillary services	391,541
Energy production	17,327
Total operating revenues	$1,101,118

Cost of Sales

Cost of sales for the quarter ended March 31, 2007 was $163,570, yielding a gross profit of $937,548 and a gross margin of 85%. Gross margin was relatively high due to resource adequacy capacity constituting the largest portion of our revenues. We expect our gross margin to decrease significantly as a percentage of our revenues as we acquire additional facilities such as MMC Mid-Sun and as our energy production and ancillary service revenues increase. Costs of sales were distributed as follows along with the relevant gross margins.

Three months ended March 31,
Costs of sales:	2007	Gross Margin %
Costs of resource adequacy capacity	$55,380	92.0%
Costs of ancillary services	87,278	77.7%
Costs of energy production	20,912	N.M.
Total costs of sales	$163,570	85.1%

Costs of sales include these major expenses:

•	Resource Adequacy Capacity - Includes primarily commissions paid to electricity marketers. This revenue stream is expected to remain at a very high margin.

•
Ancillary Services — Includes primarily grid management charges, or costs incurred by the ISO directly related to the installation and maintenance of the electrical power grid necessary to permit the provision of energy and ancillary services. These costs are passed through to generators as mandated by regulatory and governing bodies. Costs also include variable incentive fees paid to our energy manager for exceeding against revenue targets. This is typically a high margin service.

•
Energy Production - Includes costs for fuel, primarily natural gas, used in the production of energy as well as pipeline fees for fuel transportation, grid management charges, variable incentive fees, and other direct charges associated with the provision of energy production. The negative gross margin during the three months ended March 31, 2007 was a result of the Company performing a test run of its facilities at a negative margin, and negligible market based dispatches. Energy production gross margins are expected to normalize in future periods.

Operations and Maintenance

Operations and maintenance expenses consist of the direct overhead expenses for operating and maintaining our electricity generating facilities. For the three months ended March 31, 2007 and 2006, operations and maintenance expenses were $414,000 and $159,000, respectively. These expenses consisted primarily of fixed charges such as contracted labor, depreciation, interconnection, costs and other period costs. As we had not yet commenced commercial operation of our plants as of the three months ended March 31, 2006, expenses for that period excluded contracted labor and other costs tied to the operation of the facilities.

Re-commissioning Expenses

Re-commissioning expenses consist of the non-recurring initial planned repairs and re-commissioning costs required to restore electricity generating facilities and all related equipment to operating condition, including fuel and other costs relating to initial test runs of the facilities. We expect to incur such costs with respect to future acquisitions, as they may be in mothball states and may have received little or no maintenance for significant periods of time. Such expenditures are expensed for financial accounting purposes as they represent basic repairs and maintenance and do not otherwise extend the life of the assets. However, as such expenses are non-recurring on an asset by asset basis and pre-funded with the acquisition of the asset, management considers them part of its investment cost for evaluating returns on individual assets.

For the three months ended March 31, 2007 and 2006, re-commissioning costs were approximately $380,000 and $329,000, respectively, which reflected the costs of re-commissioning the facilities at MMC Chula Vista and MMC Escondido, completed in June of 2006, as well as a portion of the re-commissioning of the MMC Mid-Sun plant, which was completed in January 2007 at a total cost of approximately $840,000.

General and Administrative Expenses

For the three months ended March 31, 2007 and 2006, general and administrative expenses were approximately $1,609,000 and $273,000, respectively. General and administrative expenses for the three months ended March 31, 2007 were driven primarily by compensation, professional fees, financing related costs and a $401,000 non-recurring charge related to severance in connection with the departure of a former officer. General and administrative expenses incurred during the three months ended March 31, 2006 were primarily driven by professional fees. While our recurring general and administrative expenses may increase on an absolute basis, we expect they will decrease as a percentage of total revenue as we continue to implement our growth strategy.

Liquidity and Capital Resources

As of March 31, 2007, we had $3.0 million in cash and equivalents. We believe this balance will be sufficient to satisfy our cash requirements under current operating conditions for at least one year.

However, our existing cash balance is not sufficient to fund our acquisition growth strategy. Such acquisitions will require us to obtain additional funding in a short period of time. Additionally, other elements of our growth plan, including the expansion of MMC Chula Vista and MMC Escondido, will require substantially more capital. The extent and timing of the capital requirements will be contingent on the specific acquisition targets we are able to source.

We believe we will be successful in obtaining the required capital to fund our planned level of operating activities, capital expenditures, debt and other obligations through the next 12 months, inclusive of our current $57.5 million public offering of common stock for which we recently filed a Registration Statement on Form SB-2. However, if we do not successfully complete the public offering, or otherwise fail to obtain sufficient capital resources on terms acceptable to us, it would have a material adverse effect on our plans to make additional acquisitions and expand the MMC Chula Vista facility, and/or on our current business, results of operations, liquidity and financial condition should we not have sufficient resources to cover unplanned repairs or required capital expenditures. If we complete the proposed public offering or we issue other additional equity and/or debt securities to meet our future capital requirements, the terms of any future equity financings may be dilutive to our stockholders and the terms of any debt financings may contain restrictive covenants that may also negatively affect our stockholders. Our ability to effect future financings will depend on the status of our business prospects as well as conditions prevailing in the capital markets.

On January 31, 2006, MMC North America, one of our wholly owned subsidiaries entered into a Loan and Security Agreement with TD Banknorth providing for a $3.5 million senior debt facility including a $3.0 million term loan and a $500,000 revolving loan. The term loan provides for interest-only payments during the twelve months, and 81 equal principal payments in the amount of $37,038 thereafter, with a final maturity date of May 3, 2013. The term loan bears interest at a fixed rate equal to 7.58%. Approximately $2.1 million of the term loan proceeds were funded into an escrow account under control of the bank and was fully expended on repair and re-commissioning costs in accordance with a re-commissioning plan agreed to between MMC North America and the bank. The remaining proceeds, net of related transaction costs, were used for general working capital purposes.

Advances against the revolver are payable on demand and bear interest at the prime rate plus 1.00%. Beginning in 2007, amounts outstanding under the revolver must be repaid in full and a zero balance maintained for at least 30 consecutive days at any time during the year. We have not borrowed under the Revolver.

The loan agreement places certain restrictions on MMC North America's ability to make distributions to its members and on transactions with affiliates. The loan agreement further subjects MMC North America to certain financial and other covenants, including maintaining a minimum net worth and minimum debt service coverage ratio, as such terms are defined in the loan agreement. MMC North America is not in violation of any such covenants. The loans are collateralized by substantially all assets of MMC North America and are personally guaranteed, jointly and severally, by two of our executive officers. Any losses sustained by any officer under such guaranty will be indemnified by us.

MMC North America has arranged for the issuance by TD Banknorth of an irrevocable letter of credit in the amount of $100,000 to a counterparty under an energy services agreement entered into in during November 2006. The counterparty may draw upon the letter of credit to recover liquidated damages suffered by the counterparty in connection with any energy sales it may make on behalf of MMC North America in the event MMC North America fails to meet its obligations, or for any other unsatisfied obligations under the energy services agreement. The letter of credit expires on December 31, 2007. Availability under the revolver is reduced from $500,000 to $400,000 while the letter of credit remains outstanding

Cash Flow

The following table is derived from the unaudited Condensed Consolidated Statements of Cash Flows:

	Three Months Ended March 31,
Cash Flows from Operations	2007	2006
Net cash used in operations	$(1,329,439)	$(247,482)
Net cash used in investing activities	$(465,886)	$(3,402,751)
Net cash (used) provided by financing activities	$(107,114)	$3,165,028

Cash flows used by operations increased by $1.08 million driven primarily by higher compensation, professional fees, non-recurring severance partially offset by revenues from electricity generation and related services. We were still in development stage during the three months ended March 31, 2006 and recorded no revenues or other expenses related to full operations such as compensation. Net cash used by operations were driven primarily by re-commissioning expenses and professional fees.

Cash flows used by investing activities decreased by $2.9 million driven primarily by less acquisition activity of facilities and related property plant and equipment, partially offset by an increase in deferred acquisition costs in 2007 related to the upgrade of the Chula Vista facility.

Cash flows related to investing activities decreased $3.3 million primarily due to the issuance of approximately $3.0 million of debt and contributions from shareholders in 2006. In 2007, cash used in financing activities reflect the repayment of debt principal offset by cash proceeds from issuance of stock pursuant to the exercise of warrants (see Note 10 Equity).

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures, nor do we participate in non-exchange traded contracts requiring fair value accounting treatment.

In connection with the possible future acquisition of "mid-merit" facilities, which are neither true baseload nor true peaking facilities, but somewhere in between, we may engage in certain hedging transactions. Such facilities would be more expensive to purchase but would be expected to generate substantially more energy production revenues. For such assets, hedging the commodity price risk becomes more critical. We expect to enter into intermediate term financial hedge contracts that would serve the purpose of shifting the price risk of fuel cost and electricity pricing onto the counterparty, in effect swapping commodity price risk for credit risk. Management's experience in this area will become more critical with the purchase of such assets.

Seasonality and Inflation

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

Recent Accounting Pronouncements

SFAS No. 159. In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) that permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on the Company’s financial condition or results of operations.

FSP EITF 00-19-2. In December 2006, the FASB issued FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements” ("FSP 00-19-2") which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. The Company does not expect adoption of this FSP will have a material impact on its financial position, operations or cash flows.

SFAS No. 158. In September 2006 the FASB issued its SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The effective date for an employer with publicly traded equity securities is as of the end of the fiscal year ending after December 15, 2006. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows.

SFAS No.157. In September 2006 the FASB issued its SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. FAS 157 effective date is for fiscal years beginning after November 15, 2007. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows.

FSP No. AUG AIR-1. In September 2006 the FASB issued FASB Staff Position (“FSP”) No. AUG AIR-1 “Accounting for Planned Major Maintenance Activities” regarding routine maintenance and Planned Major Maintenance Activities (“PMMA”), which effectively disallowed the advance-in-accrual method that had been the industry standard but has been disallowed effective the first fiscal year beginning after December 15, 2006 for all companies. The Company has chosen to adopt this standard early, in particular adopting the deferral method for planned major maintenance items. There were no major maintenance expenditures incurred in 2006.Minor routine maintenance and unplanned repairs are expensed as incurred.

FIN 48. In June 2006, the FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company does not expect the adoption of this Interpretation to have a material impact on its consolidated financial position, results of operations or cash flows.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed in our Exchange Act reports is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer as of March 31, 2007, we conducted an evaluation of effectiveness of the design and operation of our disclosure controls and procedures, (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of such date to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

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

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time we may become a party to litigation or other legal proceedings that are part of the ordinary course of our business, involving routine litigation that is incidental to our business. Currently, no legal claims or proceedings are pending against us. To our knowledge, no proceeding against us is currently contemplated by any governmental authority.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2007, we issued an aggregate of 2,561 shares of  our common stock to our employees in exchange for services. The issuances were exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 13, 2007, we held a special meeting of our stockholders to act upon the following matters:

1. To consider and approve an amendment to MMC Energy’s Certificate of Incorporation which will effect a reverse stock split of the common stock of MMC Energy by a ratio of not less than one-for-two and not more than one-for-twenty at any time prior to March 12, 2008, with the exact ratio to be determined by the Board of Directors in its discretions

Stockholders of record as of January 23, 2007 were eligible to participate in the special meeting of stockholders’. The stockholders’ approved, by a majority vote, the reverse stock split. The voting results were as follows:

Proposal	For	Against	Withheld	Broker Non- Votes	Abstentions
Reverse Split	26,125,228	942,788	17,747,073	3,278,295	15,780

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a) Exhibits.

10.15	Separation Agreement and Release, dated March 12, 2007, by and between MMC Energy, Inc. and Martin Quinn.

10.16	Resource Adequacy Capacity Confirmation Agreement, dated January 23, 2007, by and between MMC North America, LLC and Occidental Power Services, Inc.*

31.1	Certification pursuant to Rules 13a - 14(a) and 15d - 14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification pursuant Rules 13a - 14(a) and 15d - 14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification pursuant to 18 U.S. C. Section 1350

32.2	Certification pursuant to 18 U.S. C. Section 1350

* Portions of this exhibit were omitted and have been filed separately with the Secretary of the Commission pursuant to the Company’s Application request Confidential Treatment under Rule 24b-2 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MMC ENERGY, INC.

By:	/s/ Karl W. Miller
Karl W. Miller
Chief Executive Officer

By:	/s/ Denis Gagnon
Denis Gagnon
Chief Financial Officer and Principal Accounting Officer

DATE: May 15, 2007