Form 10QSB
period 2007-06-30
MMC ENERGY, INC.
filed 2007-08-14
CIK 1312206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 14, 2007 the registrant had 13,907,348 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes࿠ No ☒

EXPLANATORY NOTE

On April 19, 2007 we effected a one-for-ten reverse stock split of our capital stock. The reverse stock split was previously approved by our Board of Directors and by our stockholders. Pursuant to the reverse stock split, each holder of our common stock on the date of effectiveness of the reverse stock split became entitled to receive one new share of common stock in exchange for every ten shares of old common stock held by such stockholder. No fractional shares of common stock will be issued as a result of the reverse stock split. Holders of our common stock otherwise entitled to fractional shares as a result of the reverse stock split became entitled to receive a cash payment in lieu of such fractional shares. Pursuant to the effectiveness of the reverse stock split, all share figures contained in this report have been restated to give effect to the reverse stock split, unless explicitly stated otherwise.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

MMC ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
Assets	2007	2006
Current assets:	(unaudited)
Cash and equivalents	$2,160,943	$4,923,063
Unbilled receivables (Note 3)	277,995	157,131
Prepaids and other current assets (Note 3)	76,102	261,901
Total current assets	2,515,040	5,342,095

Property, plant and equipment, net (Note 4)	7,177,546	7,355,576
Deferred costs (Note 5)	1,977,555	749,760
Long-term deposits	75,000	75,000
Total assets	$11,745,141	$13,522,431

Liabilities & Stockholders' equity
Current Liabilities:
Current maturities of long-term debt (Note 6)	$444,456	$444,456
Accounts payable	1,489,851	540,992
Deferred revenue	242,650	212,290
Other accrued expenses	974,275	1,291,642
Total current liabilities	3,151,232	2,489,380

Long-term debt (Note 6)	2,185,164	2,407,392
Commitments & contingencies (Note 7)

Stockholders' Equity (Note 9)
Preferred Stock; 10,000,000 shares authorized; none issued and outstanding; $.001 par value	-	-
Common stock; 300,000,000 shares authorized with 4,816,437 issued and outstanding as of June 30, 2007 and 4,768,876 outstanding as of December 31, 2006; $.001 par value	4,817	4,769
Additional paid-in capital	15,377,425	15,227,586
Accumulated deficit	(8,973,497)	(6,606,696)
Total stockholders' equity	6,408,745	8,625,659
Total liabilities and stockholders' equity	$11,745,141	$13,522,431

the accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements

MMC ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2007	2006	2007	2006
Operating revenues:
Resource adequacy capacity	$791,250	$-	$1,483,500	$-
Ancillary services	612,846	252,272	1,004,387	252,272
Energy production	100,867	18,675	118,194	18,675
Total operating revenues	1,504,963	270,947	2,606,081	270,947
Costs of sales:
Costs of resource adequacy capacity	63,300	-	118,680	-
Costs of ancillary services	92,813	36,330	180,091	36,330
Costs of energy production	81,184	14,478	102,097	14,478
Total costs of sales	237,297	50,808	400,868	50,808
Gross Profit	1,267,666	220,139	2,205,213	220,139
Operating expenses:
Depreciation	279,222	158,120	516,185	306,044
Operations and maintenance	797,467	267,600	1,211,625	426,628
Re-commissioning expenses	39,517	1,814,213	419,135	2,143,164
General and administrative expenses	1,073,000	1,948,409	2,522,049	2,221,279
Total operating expenses	2,189,206	4,188,342	4,668,994	5,097,115
Loss from operations	(921,540)	(3,968,203)	(2,463,781)	(4,876,976)
Other expenses (income)
Interest expense, net	2,055	37,134	39,015	62,573
Other income	(296,117)	-	(135,995)	-
Total other expense (income)	(294,062)	37,134	(96,980)	62,573
Net loss before provision for income taxes	(627,478)	(4,005,337)	(2,366,801)	(4,939,549)
Provision for income taxes	-	-	-	-
Net loss	$(627,478)	$(4,005,337)	$(2,366,801)	$(4,939,549)

Basic loss per common share
Net loss per share	$(0.13)	$(0.96)	$(0.49)	$(1.27)

Weighted average shares outstanding	4,811,438	4,158,154	4,807,073	3,882,608

Diluted loss per common share
Net loss per share	$(0.13)	$(0.96)	$(0.49)	$(1.27)

Weighted average shares outstanding	4,811,438	4,158,154	4,807,073	3,882,608

the accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements

MMC ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM JANUARY 1, 2007 THROUGH JUNE 30, 2007
(Unaudited)

	Common	Common	Additional		Total
	Shares	Stock	Paid-in	Accumulated	Stockholders'
	$.001 Par Value	Amount	Capital	Deficit	Equity
Balance at December 31, 2006	4,768,876	$4,769	$15,227,586	$(6,606,696)	$8,625,659
Stock awards and options, net of cancellations	2,561	3	145,384	-	145,387
Common shares issued for cash	45,000	45	4,455	-	4,500
Net loss	-	-	-	(2,366,801)	(2,366,801)

Balance at June 30, 2007	4,816,437	$4,817	$15,377,425	$(8,973,497)	$6,408,745

the accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements

MMC ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Operating Activities of Continuing Operations

Net loss	$(2,366,801)	$(4,939,549)

Adjustments to reconcile net loss to cash used in operating activities
Depreciation	516,185	306,044
Stock-based compensation	145,387	26,750
Acquisition costs	-	11,750
Changes in current assets & liabilities
Decrease (Increase) in current assets	64,935	(1,143,559)
Increase in current liabilities	159,964	1,289,297
Net cash used in operations	(1,480,330)	(4,449,267)

Investing Activities of Continuing Operations
Purchases of property, plant and equipment	(338,155)	(3,311,228)
Deferred acquisition costs	(378,179)	-
Net cash used in investing activities	(716,334)	(3,311,228)

Financing Activities of Continuing Operations
Proceeds from issuance of long-term debt	-	3,000,000
Repayment of long-term debt	(222,228)	-
Deferred offering costs	(347,728)	-
Member interest issued, net	-	175,000
Proceeds from issuance of stock, net	4,500	11,648,316
Net cash (used) provided by financing activities	(565,456)	14,823,316

Net decrease in cash and cash equivalents	(2,762,120)	7,062,821
Beginning cash and cash equivalents at beginning of period	4,923,063	3,009,010
Cash and cash equivalents at end of period	$2,160,943	$10,071,831

Supplemental disclosures:
Cash paid for taxes	$8,870	$-
Cash paid for interest	109,770	83,270

Non-cash investing and financing activities
Subscription agreements for member interests that were subscribed and paid up in 2005 but not accepted by the company until January 3, 2006	$-	$2,998,361
Deferred costs of public stock offering	314,161	-
Stock-based compensation	145,387	26,750
Acquisition costs in reverse merger with High Tide Ventures, Inc.	-	11,750

the accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements

MMC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three month period ended June 30, 2007, are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2006 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

Organization and Line of Business

The Company is an energy management company that acquires and actively manages a portfolio of small to mid size, or below 250 megawatt, power generation assets. In January 2006 we acquired two power generation facilities located in Chula Vista and Escondido, California, and in November 2006, we acquired a facility in Bakersfield, California (“Mid-Sun”). The Company is pursuing additional acquisitions of small to medium-sized power generating facilities primarily in California, Texas, the Mid-Atlantic and the Northeastern United States. The Company has also begun the process of upgrading the Chula Vista and Escondido facilities. On July 6, 2007 the Company announced that it had successfully closed a public offering of 9,090,910 shares at $5.50 per share which resulted in net proceeds of approximately $46,000,000 to be used primarily for the upgrades as well as new acquisitions.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: MMC Energy North America LLC, MMC Escondido LLC, MMC Chula Vista LLC and MMC Mid-Sun LLC. All intercompany accounts and transactions have been eliminated.

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

The Company’s electricity generating facilities are generally referred to as “peaker” plants. Peaker plants are used to balance unexpected short term surges in demand, making them critical to the reliability, or “insurance,” of the power grids they serve. Our revenues to date have been earned by providing resource adequacy capacity, ancillary services and energy production.

•
Resource Adequacy Capacity - Regulatory capacity payments for generators of any type are based strictly on total installed capacity measured in MW. In the CAISO market where the Company currently operates exclusively, market-based capacity revenues are earned through resource adequacy contracts, whereby the counterparty can point to the Company’s facilities' capacity as a source to supply its peak demand plus a mandatory safety margin for regulatory purposes only. The contract does not create an obligation to supply electricity to the counterparty, but does obligate the Company to bid its energy into the CAISO markets on a daily basis such that the Company’s capacity is available to the CAISO, if needed, at the Company’s price. The resource adequacy capacity amount cannot exceed the qualified capacity amount for the resource. Qualified capacity is certified by CAISO and the California Public Utility Commission (the “CPUC”). For 2006, the MMC Escondido and MMC Chula Vista facilities were certified by CAISO and the CPUC for 40 MW each, and for 2007, 35.5 MW each and MMC Mid-Sun for 22 MW.

•
Ancillary Services - Although there are several types of ancillary services, the Company primarily provides “spin” and “non-spin” services which call for the facilities to be delivering the awarded capacity within 10 minutes of dispatch whether already connected to the grid (spin) or not (non-spin). Spin services typically offer higher rates.

•
Energy Production - The Company provides physical electricity to a local power grid through day ahead and real time markets managed by the CAISO or through bilateral agreements with a utility or other direct counterparty. As the Company has no outstanding fuel supply and electricity offtake agreements or other contracted energy production, all of our energy production revenues are earned in the physical day ahead and real time markets. The Company currently does not take fixed price fuel risk and passes its fuel cost through the price the Company charges to produce energy.

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

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed principally by the straight-line method at rates based on estimated useful lives as follows:

Office equipment	3 years
Machinery, automobiles and equipment	3 - 10 years
Software	3 years
Deferred costs	3 - 10 years

Long-Lived Assets

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets,'' long-lived assets are reviewed for impairment annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an indicator of impairment exists for any grouping of assets, an estimate of undiscounted future cash flows is produced and compared to its carrying value. If the undiscounted cash flows exceed the carrying value of the asset that asset is not impaired. If an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value as determined by an estimate of discounted future cash flows.

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

Concentration of credit risk with respect to accounts receivable is high due to the relatively small number of entities comprising the Company's customer base. The Company's revenues earned on contracts for the quarter ending June 30, 2007 were comprised of 57%, from one customer, Oxy, Inc. The company received the balance of its revenues from CAISO. For the six month period ended June 30, 2007 the company received 59% of its revenues from one customer, Oxy, Inc. The company received the balance of its revenues from CAISO. As rated by Moody's, Oxy, Inc. has an issuer credit rating of A3.

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

Geographical Concentration Risk

The Company’s Facilities are located in greater Southern California, and generally provide power only in that state. Accordingly, the Company’s operations are highly regulated by the local Air Permit Control Boards, the CAISO and other related state and local agencies, as well as the Federal Energy Regulatory Commission. These organizations establish certain rules and limitations on operations and require that the Company maintain in good standing several required licenses and permits, such as permits for air emissions. These organizations may from time to time change the rules under which the Company operates and derives its revenues. The Company’s licenses and permits were, generally, transferred with the Facilities from the Seller, and the Company believes it has all such required licenses and permits to conduct its operations.

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

Basic and Diluted Income (Loss) Per Share

Basic and diluted income or loss per common share is based upon the weighted average number of common shares outstanding during the three and six month periods ended June 30, 2007 and 2006 under the provisions of SFAS No. 128, “Earnings Per Share” and as amended/superseded in SFAS No. 123(R), “Share-Based Payment”(“SFAS 123(R)”). As the Company incurred a net loss for the three and six month periods ended June 30, 2007 and 2006 dilutive shares presented for that period are the same as basic shares outstanding. Below is a reconciliation of basic to diluted shares outstanding for the applicable periods as well as anti-dilutive shares excluded from calculations for:

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2007	2006	2007	2006
Weighted average shares outstanding - basic	4,811,438	4,158,154	4,807,073	3,882,608
Dilutive effect of assumed exercise of employee stock options, warrants and immediate vesting of unvested stock awards	-	-	-	-
Weighted average shares outstanding - diluted	4,811,438	4,158,154	4,807,073	3,882,608

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

The following table illustrates the effect that adoption of SFAS No. 123(R) had on the Company’s three months ending June 30, 2007 results and cash flows.

	Under Pre-SFAS 123 (R) Accounting	SFAS 123(R) Impact	Six Months Ended June 30, 2007
Losses before taxes	$(2,309,681)	$(57,120)	$(2,366,801)
Net loss	(2,309,681)	(57,120)	(2,366,801)

Net Loss
Basic EPS	$(0.48)	$(0.01)	$(0.49)
Diluted EPS	(0.48)	(0.01)	(0.49)

Cash Flows
Operating activities	$(1,480,330)	$-	$(1,480,330)
Financing activities	(565,456)	-	(565,456)

The following table summarizes common stock options outstanding and the related exercise prices under the Company’s 2006 Equity Incentive Plan.

Options Outstanding					Options Exercisable
Grant Year	Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
2006	$10.00	82,000	8.88	$10.00	23,333	$10.00
2007	$6.50	21,000	9.83	$6.50	-	$6.50
Totals		103,000	9.07	$9.29	23,333	$10.00

Transactions during 2007 involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2006	107,000	$10.00
Granted	21,000	6.50
Exercised	-	-
Cancelled or expired	(25,000)	10.00
Outstanding at June 30, 2007	103,000	$9.29

Based on the Company’s closing stock price of $5.49 at June 29, 2007, all stock options currently outstanding have no aggregate intrinsic value, and there were no in-the-money options exercisable. As of June 30, 2007, all exercisable options had a weighted-average remaining contractual life of 8.88 years and weighted-average exercise price of $10.00 per share.

For the three months ended June 30, 2007 and 2006 there were 21,000 and zero options granted respectively.

The weighted-average fair value of stock options and warrants granted to employees during the six months ended June 30, 2007 and the weighted average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

2007
Grants through June 30, 2007	Stock Option Grants
Risk-free interest rate	4.98%
Dividend yield	0.00%
Expected life	6
Volatility	108%
Weighted average option grant price	$6.50
Weighted average fair value of options granted	$5.46

In accordance with SFAS 123(R), the company uses the simplified expected term midpoint method to estimate the expected life of its option grants.

Derivative Instruments

The Company accounts for freestanding derivative financial instruments potentially settled in its own common stock under Emerging Issues Task Force ("EITF") Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.” Pursuant to EITF Issue No. 00-19, the Company is required to recognize the initial fair value of the applicable contracts (consisting primarily of non-employee stock warrants and options to purchase common stock) as an asset or liability, and subsequently measure the change in the fair value (based on a Black-Scholes computation), with gains and losses included in a statement of operations. No such instruments were issued for the three and six months periods ended June 30, 2007 and 2006.

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

SFAS No. 158. In September 2006 the FASB issued its SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”(“SFAS 158”). This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. At this time the company has no defined benefit postretirement plan in place. The effective date for an employer with publicly traded equity securities is as of the end of the fiscal year ending after December 15, 2006. The Company does not expect that the adoption of this standard will have a material impact on its financial position, operations or cash flows.

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

FSP No AUG AIR-1. In September 2006 the FASB issued FSP No. AUG AIR-1 “Accounting for Planned Major Maintenance Activities” regarding routine maintenance and Planned Major Maintenance Activities (“PMMA”), which effectively disallowed the advance-in-accrual method that had been the industry standard but has been disallowed effective the first fiscal year beginning after December 15, 2006 for all companies. In accordance with the early adoption provisions of this standard the Company has chosen to adopt this standard early, in particular adopting the deferral method for planned major maintenance items. There were no major maintenance expenditures incurred in 2007. Minor routine maintenance and unplanned repairs are expensed as incurred.

Reclassifications

Certain reclassifications have been made to conform prior periods' data to the current presentation. These reclassifications had no effect on reported losses.

NOTE 3 - RECEIVABLES AND PREPAID ITEMS

At June 30, 2007 and December 31, 2006 trade accounts receivable and prepaid items consisted of the following:

	June 30,	December 31,
	2007	2006
Unbilled receivables	$277,995	$157,131
Allowance for doubtful accounts	-	-
Total	$277,995	$157,131

Prepaid insurance	$27,389	$51,046
Prepaid expenses	48,213	93,710
Short-term deposits	500	117,145
Total prepaid items	$76,102	$261,901

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

At June 30, 2007 and December 31, 2006 property, plant and equipment consisted of the following:

	June 30,	December 31,
	2007	2006
Land	$375,000	$375,000
Automobile	44,440	20,427
Office equipment	65,395	55,608
Machinery, equipment & other	7,835,194	7,530,839
	8,320,029	7,981,874
Accumulated depreciation	(1,142,483)	(626,298)
Total	$7,177,546	$7,355,576

Depreciation for the three months ended June 30, 2007 and 2006 was $279,222 and $158,120 respectively. Depreciation for the six months ended June 30, 2007 and 2006 was $516,185 and $306,044 respectively.

NOTE 5 - DEFERRED COSTS

Deferred costs in connection with acquisitions and capital raises are accounted for based upon their stage in the acquisition/financing process. Costs of acquisitions and or financings can be broadly classified in four categories: exploratory, pre-acquisition, in-process and in-service. Typically, exploratory costs are expenses as incurred. When a financing or acquisition is determined to be probable as per management’s assessment all costs in connection with such transaction are eligible to be capitalized as well as throughout the actual implementation. When the acquisition is completed, related deferred costs are capitalized as a component of the asset cost basis and depreciated over the useful life of the asset. Deferred costs related to the Company’s recently completed public stock offering will be offset against gross proceeds received in July 2007. Deferred costs consisted of the following:

	June 30,	December 31,
Deferred Costs	2007	2006
Deferred acquisition costs - Chula Vista	$1,305,233	$749,760
Deferred acquisition costs - Escondido	10,433	-
Deferred offering costs	661,889	-
Total	$1,977,555	$749,760

NOTE 6 - LONG-TERM DEBT

On January 31, 2006, MMC North America entered into a Loan and Security Agreement (the “Loan Agreement”) with TD Banknorth (the “Bank”), for a $3.5 million senior debt facility, including a $3.0 million term loan (the “Term Loan”) and a $500,000 revolving loan (the “Revolver,” together with the Term Loan, the “Loans”). The Term Loan provides for interest payments only for the first six months, and 81 monthly principal payments in the amount of $37,038 each thereafter, with a final maturity date of May 3, 2013. The Term Loan bears interest at a fixed rate equal to 7.58%. Approximately $2.1 million of the Term Loan proceeds were funded into an escrow account under control of the Bank and restricted in use to valid repair and re-commissioning costs in accordance with a re-commissioning plan agreed to between MMC North America and the Bank. The remaining proceeds, net of related transaction costs, were used for general working capital purposes. All escrowed funds for repair and re-commissioning were expended for the intended use.

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

NOTE 7 - COMMITMENTS AND CONTINGENT LIABILITIES

In February 2007, we announced that we had learned that one hundred thousand shares of our common stock issued as part of a 1.2 million share private placement transaction we consummated in May 2006 were purchased by an entity controlled by Louis Zehil, who at the time of the purchase was a partner of our external legal counsel for the private placement transaction, McGuireWoods LLP. We also announced that we believe that Mr. Zehil improperly caused our former transfer agent not to place a required restrictive legend on the certificate for these one million shares and that Mr. Zehil then caused the entity he controlled to resell these shares. We reported Mr. Zehil’s conduct to the Securities and Exchange Commission (the “SEC”) and, subsequently, the SEC recently sued Mr. Zehil in connection with this matter further alleging that Mr. Zehil engaged in a similar fraudulent scheme with respect to six additional public companies represented at the relevant time by McGuireWoods LLP.

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

Our primary office space is currently leased on a month-to-month basis per mutual agreement with the lessor while the company searches for suitable replacement space.

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

NOTE 8 - EQUITY COMPENSATION

Under the Company’s 2006 Equity Incentive Plan (the “Plan”), 500,000 shares of common stock were reserved for issuance as incentive awards to executive officers, key employees and directors and outside consultants. As of June 30, 2007, 103,000 shares have been granted to employees, net of cancellations, in the form of stock option grants, with a weighted average exercise price of $9.29 per share, the market value of the Company’s common stock at the time of issue.

For the three months ended June 30, 2007 and 2006 the company had no issuances of restricted stock to its directors and employers.
For the six months ended June 30, 2007 and 2006 the company issued 2,561 and 0 shares of restricted stock, respectively.

NOTE 9 - STOCKHOLDERS' EQUITY

 On the closing of the Merger described in Note 10 below (the “Merger”), MMC North America’s outstanding equity interests were surrendered by the holders thereof for 2,387,500 shares of common stock of the Company, par value $0.001 per share (“Common Stock”). The existing stockholders of Pubco (as defined in Note 10 below) retained the 1,175,000 shares of Common Stock outstanding prior to the Merger and concurrently with the Merger, the Company issued 1,000,097 additional shares of Common Stock in a private placement for total proceeds of $10,000,966. On May 26, 2006, the Company issued an additional 200,000 shares of Common Stock under the same terms as the first private placement for additional proceeds of $2,000,000. The Company realized total proceeds of $11,637,897 net of direct financing costs of $813,069, of which $450,000 was settled in the form of warrants to purchase 45,000 shares of Common Stock at an exercise price of $0.10 per share. On January 23, 2007, a portion of these warrants were exercised resulting in the issuance of 40,000 shares. The 5,000 remaining warrants were exercised on May 3, 2007. During the quarter ended June 30, 2007, the Company issued no shares of restricted stock to its employees as compensation. As of the date of this report, the Company had 300,000,000 shares authorized under its Certificate of Incorporation and had issued and outstanding 13,907,348 shares of Common Stock. As of such date, the Company also had 10,000,000 shares of preferred stock authorized under its Certificate of Incorporation, none of which was issued or outstanding.

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

On July 6, 2007 the Company announced that it had closed a public offering of 9,090,910 shares of its common stock at $5.50 per share pursuant to a Form SB-2 Registration Statement under the Securities Act of 1933 filed on April 5, 2007 that was declared effective by the Securities and Exchange Commission. The Company intends to use up to $35 million of the net proceeds of this offering to implement the upgrade of its facility located at Chula Vista, California and the remainder for the potential acquisition of, or investments in additional power generating assets or companies.

NOTE 10 - RELATED PARTY TRANSACTIONS

The Company had no related party transactions for the quarter ended June 30, 2007.

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

NOTE 11 - MERGER AND CORPORATE RESTRUCTURING

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

NOTE 12 - SUBSEQUENT EVENTS

On July 5, 2007, we consummated a public offering of 9,090,910 shares of our common stock at $5.50 per share pursuant to a registration statement originally declared effective by the Securities and Exchange Commission on June 27, 2007. This transaction resulted in net proceeds to us of approximately $46.0 million. The Company intends to use up to $35 million of the net proceeds of this offering to implement the upgrade of its facility located at Chula Vista, California and the remainder for the potential acquisition of, or investments in additional power generating assets or companies.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in our public filings, including this report.

Information contained in this filing contains “forward-looking statements” which can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “anticipates” or comparable terminology, or by discussions of strategy. We cannot assure you that the future results covered by these forward-looking statements will be achieved. Some of the matters described in the “Risk Factors” section of our Form 10-KSB and in our other public filings constitute cautionary statements which identify factors regarding these forward-looking statements, including certain risks and uncertainties that could cause actual results to vary materially from the future results indicated in these forward-looking statements. Other factors could also cause actual results to vary materially from the future results indicated in such forward-looking statements.

Overview

We are an energy company that acquires and actively manages electricity generating and energy infrastructure-related assets in the United States. Our mission is to acquire a portfolio of small to mid size electricity generating assets, generally below 250 megawatts, or MW. In addition to electricity, these assets can provide capacity and ancillary services. To date, we have acquired three electricity generating assets in California, totaling 110 MW of capacity. We are currently in the process of upgrading two of these assets. We are also pursuing additional acquisitions primarily in California, Texas and the Mid-Atlantic and Northeastern United States.

Our strategy is to create long-term value by focusing on five core principles:

* Targeting power constrained regions

* Acquiring and developing electricity generating and infrastructure related assets

* Restructuring acquired assets to maximize revenues

* Managing risk to optimize profitability

* Opportunistically partnering to develop renewable energy generating assets

We are managed by a team of professionals with significant energy sector experience and knowledge. Our executive officers and Board of Directors have extensive experience with industry leaders in the energy and finance sectors, especially asset management, commodity pricing and risk management, as well as private equity, structured finance and project finance transactional experience. We intend to leverage this extensive experience and our relationships within the energy and finance sectors to execute on our core strategy and build significant long-term value for our stockholders.

We launched our acquisition strategy in January 2006 with the acquisition of MMC Chula Vista and MMC Escondido, each of which is a 44 MW gas fired generating facility in San Diego county. This acquisition provided us entry to the California wholesale power and electricity market. We fully re-commissioned the facilities and began earning revenues in June 2006.

We were originally incorporated in Nevada under the name High Tide Ventures, Inc. on February 13, 2003. As an inactive publicly registered shell corporation with no significant assets or operations, High Tide's business plan was to seek an acquisition candidate. On May 3, 2006, High Tide changed its name to MMC Energy, Inc. On May 15, 2006, a wholly-owned subsidiary of MMC Energy, Inc. merged with and into MMC Energy North America LLC, a Delaware limited liability company, pursuant to a reverse acquisition. Prior to this merger, MMC North America LLC, which began operations in October 2005, acquired the electricity generating facilities located in Chula Vista and Escondido, California and otherwise conducted our current business as described herein. As a result of the merger, MMC Energy, Inc. thus acquired the business of MMC Energy North America LLC, including the electricity generating facilities, and the former members of MMC Energy North America LLC received shares of common stock of MMC Energy, Inc. On September 22, 2006, we reincorporated as a Delaware corporation by means of a merger of the existing Nevada corporation with and into MMC Energy, Inc., a newly-formed Delaware corporation. On April 19, 2006 we effected a one-for-ten reverse split of our common stock. On July 5, 2007, we listed our common stock on the Nasdaq Global Market in connection with the closing of the offering.

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

Results of Operations

Since we were considered a development stage enterprise until June 12, 2006, comparisons of certain periods in 2006 with corresponding periods in 2007 for our results of operations may not be meaningful. Additionally, due to the commencement of operations in June, our 2006 results do not reflect a full year's run rate for revenues and most expenses. Our mix of revenues and costs of sales will likely change substantially in the future as additional assets are acquired and brought on line.

Revenues

Our electricity generating facilities are generally referred to as “peaker” plants. Peaker plants are used to balance unexpected short term surges in demand, making them critical to the reliability, or “insurance,” of the power grids they serve. Our revenues to date have been earned by providing resource adequacy capacity, ancillary services and energy production.

•
Resource Adequacy Capacity - Regulatory capacity payments for generators of any type are based strictly on total installed capacity measured in MW. In the CAISO market where we currently operate exclusively, market-based capacity revenues are earned through resource adequacy contracts, whereby the counterparty can point to our facilities' capacity as a source to supply its peak demand plus a mandatory safety margin for regulatory purposes only. The contract does not create an obligation to supply electricity to the counterparty, but does obligate us to bid our energy into the CAISO markets on a daily basis such that our capacity is available to the CAISO, if needed, at our offer price. The resource adequacy capacity amount cannot exceed the qualified capacity amount for the resource. Qualified capacity is certified by CAISO and the CPUC. For 2006, the MMC Escondido and MMC Chula Vista facilities were certified by CAISO and the CPUC for 40 MW (estimated) each, and for 2007, 35.5 MW (actual) each and MMC Mid-Sun for 22 MW.

•
Ancillary Services - Although there are several types of ancillary services, to date we primarily provide “spin” and “non-spin” services which call for the facilities to be delivering the awarded capacity within 10 minutes of dispatch whether already connected to the grid (spin) or not (non-spin). Spin services typically offer higher rates The Mid-Sun facility was qualified for spin services during June 2007.  Accordingly, ancillary service revenues from this plant for the quarter were significantly lower than our other two facilities on a per-MW basis, but are expected to be in-line with them going forward.

•
Energy Production - The Company provides physical electricity to a local power grid through day ahead and real time markets managed by the CAISO or through bilateral agreements with a utility or other direct counterparty. As the Company has no outstanding fuel supply and electricity offtake agreements or other contracted energy production, all of our energy production revenues are earned in the physical day ahead and real time markets. The Company currently does not take fixed price fuel risk and passes its fuel cost through the price the Company charges to produce energy.

Revenues for the three and six month periods ended June 30, 2007 and 2006 were distributed as follows:
Periods ended June 30,	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
Operating revenues:	2007	2006	2007	2006
Resource adequacy capacity	$791,250	$-	$1,483,500	$-
Ancillary services	612,846	252,272	1,004,387	252,272
Energy production	100,867	18,675	118,194	18,675
Total operating revenues	$1,504,963	$270,947	$2,606,081	$270,947

Cost of Sales

Cost of sales for the three months ended June 30, 2007 and 2006 were $237,297 and $50,808, yielding gross profits of $1,267,666 and $220,139 and gross margin of 84% and 81%, respectively. Costs of sales for the six months ended June 30, 2007 and 2006 were $400,868 and $50,808 yielding gross profits of $2,205,213 and $220,139 and gross margins of 85% and 81%, respectively. Our gross margin has been relatively high due to a favorable mix of high margin resource adequacy capacity and ancillary services constituting the largest portion of our revenues. We expect our gross margin to decrease significantly as a percentage of our revenues as we acquire additional facilities and as our energy production revenues increase.

Costs of sales and gross margins were distributed as follows:

Periods ended June 30,	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
Costs of sales:	2007	2006	2007	2006
Costs of resource adequacy capacity	$63,300	$-	$118,680	$-
Costs of ancillary services	92,813	36,330	180,091	36,330
Costs of energy production	81,184	14,478	102,097	14,478
Total costs of sales	$237,297	$50,808	$400,868	$50,808

Periods ended June 30,	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
Gross Margin %	2007	2006	2007	2006
Resource adequacy capacity	92.0%	0.0%	92.0%	0.0%
Ancillary services	84.9%	85.6%	82.1%	85.6%
Energy production	19.5%	22.5%	13.6%	22.5%
Total operating revenues	84.2%	81.2%	84.6%	81.2%

Costs of sales include these major expenses:

•	Resource Adequacy Capacity - Includes primarily commissions paid to electricity marketers. We expect this revenue stream to remain at a very high margin.

•
Ancillary Services — Includes primarily grid management charges, or costs incurred by the ISO directly related to the installation and maintenance of the electrical power grid necessary to permit the provision of energy and ancillary services. These costs are passed through to generators as mandated by regulatory and governing bodies. Costs also include variable incentive fees paid to our energy manager for exceeding revenue targets. This is typically a high margin service.

•
Energy Production - Includes costs for fuel, primarily natural gas, used in the production of energy as well as pipeline fees for fuel transportation, grid management charges, variable incentive fees, and other direct charges associated with the provision of energy production. As the Company has no outstanding fuel supply and electricity offtake agreements or other contracted energy production, all of our energy production revenues are earned in the merchant market. The Company currently does not take fixed price fuel risk and passes its fuel cost through the price the Company charges to produce energy. We expect energy production gross margins to normalize in future periods.

Operations and Maintenance

Operations and maintenance expenses consist of the direct overhead expenses for operating and maintaining our electricity generating facilities. For the three months ended June 30, 2007 and 2006, operations and maintenance expenses were $797,467 and $267,600 respectively. These expenses consisted primarily of fixed charges such as contracted labor, interconnection, costs and other period costs. The second quarter of the year is typically the quarter when the company transacts the bulk of its routine annual maintenance and repairs. For the three months ended June 30, 2007, we incurred $180,000 of routine maintenance and repairs which is included in the total cost of operations and maintenance for the period. As we had not yet commenced commercial operation of our Chula Vista and Escondido facilities until June 12, 2006 and had not yet purchased our Mid-Sun facility as of June 30, 2006 operations and maintenance expense for the three and six month periods ending June 30, 2006 do not include major items such as contracted labor.

For the six months ended June 30, 2007 and 2006, we incurred operations and maintenance expenses of $1,211,625 and $426,628 respectively.

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

For the three months ended June 30, 2007 and 2006, re-commissioning costs were $39,517 and $1,814,213, respectively. The 2007 period expense reflects the final costs of re-commissioning our Mid-Sun facility in 2007 and the 2006 period expense reflects the costs of re-commissioning our MMC Chula Vista and MMC Escondido facilities, which we completed in June of 2006.

For the six months ended June 30, 2007 and 2006, re-commissioning costs were $419,135 and $2,143,164, respectively. The 2007 re-commissioning costs related to completing the re-commissioning of the Mid-Sun facility, which we purchased at a total cost of $4,400,000. Re-commissioning costs of $2,143,164 incurred during the six months ended June 30, 2006 were entirely for the re-commissioning of the Chula Vista and Escondido facilities that commenced operations on June 12, 2006.

General and Administrative Expenses

For the three months ended June 30, 2007 and 2006, general and administrative expenses were $1,073,000 and $1,948,409, respectively. General and administrative expenses for the three months ended June 30, 2007 were driven primarily by compensation and professional fees. General and administrative expenses incurred during the three months ended June 30, 2006 were primarily driven by professional fees, and non-recurring charges of approximately $1,413,000 incurred in connection with our May 2006 merger and private placements. While our recurring general and administrative expenses may increase on an absolute basis, we expect they will decrease as a percentage of total revenue as we continue to implement our growth strategy.

For the six months ended June 30, 2007 and 2006, general and administrative expenses were $2,522,049 and $2,221,279, respectively. General and administrative expenses in 2007 were driven by compensation, professional fees and a non-recurring charge of approximately $400,000 related to the separation from the company of one of our former officers. General and administrative expenses in 2006 were driven primarily by merger transaction related costs of approximately $1,748,000, compensation and professional fees.

Interest and Other expenses

Other income of $296,117 reflects a recovery of legal and professional fees incurred in prior periods primarily relating to unsuccessful financing activities prior to pursuing the recently completed public offering, of which $135,995 relates to expenses incurred in 2006.

Interest expense for the three months ended June 30, 2007 reflects a re-classification of $30,930 of interest income previously included in general and administrative expense in the first quarter of 2007.

Liquidity and Capital Resources

As of June 30, 2007, we had $2.2 million in cash and equivalents.

On July 5, 2007, we consummated a public offering of 9,090,910 shares of our common stock at $5.50 per share pursuant to a registration statement originally declared effective by the Securities and Exchange Commission on June 27, 2007. This transaction resulted in net proceeds to us of approximately $46.0 million. We believe that this new infusion of cash along with our existing balances will be sufficient to satisfy our cash requirements for at least the next twelve months. However, our existing cash balance may not be sufficient to fund our acquisition growth strategy. Such acquisitions may require us to obtain additional funding in a short period of time. The extent and timing of the capital requirements will be contingent on the specific acquisition targets we are able to source. If we fail to obtain sufficient capital resources on terms acceptable to us, it would have a material adverse effect on our plans to make additional acquisitions, cover unplanned repairs, required capital expenditures and/or our current business, results of operations, liquidity and financial condition. If we issue additional equity and/or debt securities to meet our future capital requirements, the terms of any future equity financings may be dilutive to our stockholders and the terms of any debt financings may contain restrictive covenants that may also negatively affect our stockholders. Our ability to effect future financings will depend on the status of our business prospects as well as conditions prevailing in the capital markets.

On January 31, 2006, MMC North America, one of our wholly owned subsidiaries entered into a Loan and Security Agreement with TD Banknorth providing for a $3.5 million senior debt facility including a $3.0 million term loan and a $500,000 revolving loan. The term loan provides for interest-only payments during the first twelve months, and 81 equal principal payments in the amount of $37,038 thereafter, with a final maturity date of May 3, 2013. The term loan bears interest at a fixed rate equal to 7.58%.

Advances against the revolver are payable on demand and bear interest at the prime rate plus 1.00%. Beginning in 2007, amounts outstanding under the revolver must be repaid in full and a zero balance maintained for at least 30 consecutive days at any time during the year. We have not borrowed under the revolver.

The loan agreement places certain restrictions on MMC North America's ability to upstream cash to our parent, MMC Energy, Inc., as well as restrictions on transactions with affiliates. The loan agreement further subjects MMC North America to certain financial and other covenants, including maintaining a minimum net worth and minimum debt service coverage ratio, as such terms are defined in the loan agreement. These covenants are tested on annual basis. As of the last testing for the year ended December 31, 2006 MMC North America was not in violation of any such covenants. The loans are collateralized by substantially all assets of MMC North America and are personally guaranteed, jointly and severally, by two of our executive officers. Any losses sustained by any officer under such guaranty will be indemnified by us.

MMC North America has arranged for the issuance by TD Banknorth of an irrevocable letter of credit in the amount of $100,000 to a counterparty under an energy services agreement entered into during November 2006. The counterparty may draw upon the letter of credit to recover liquidated damages suffered by the counterparty in connection with any energy sales it may make on behalf of MMC North America in the event MMC North America fails to meet its obligations, or for any other unsatisfied obligations under the energy services agreement. The letter of credit expires on December 31, 2007. Availability under the revolver is reduced from $500,000 to $400,000 while the letter of credit remains outstanding

Off-Balance Sheet Arrangements

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

Recent Accounting Pronouncements

SFAS No. 159. In February 2007, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on the Company’s financial condition or results of operations.

EITF 00-19-2. In December 2006, the FASB issued EITF 00-19-2, “Accounting for Registration Payment Arrangements.” EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.” EITF 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. We do not expect that the adoption of EITF 00-19-2 will have a material impact on our financial position, operations or cash flows.

SFAS 158. In September 2006 the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This Statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The effective date for an employer with publicly traded equity securities is as of the end of the fiscal year ending after December 15, 2006. We do not expect that the adoption of this standard will have a material impact on our financial position, operations or cash flows.

SFAS 157. In September 2006 the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that already require or permit fair value measurements. Accordingly, SFAS 157 does not require any new fair value measurements. The effective date for SFAS 157 is for fiscal years beginning after November 15, 2007. We do not expect that adoption of this standard will have a material impact on our financial position, operations or cash flows.

FSP AUG AIR No. 1. In September 2006 the FASB issued FASB Staff Position AUG AIR No. 1 regarding routine maintenance and Planned Major Maintenance Activities, which effectively disallowed the advance-in-accrual method that had been the industry standard but has been disallowed effective the first fiscal year beginning after December 15, 2006 for all companies. In accordance with the early adoption provisions of this standard we have chosen to adopt this Statement early, in particular adopting the deferral method for planned major maintenance items. There were no major maintenance expenditures incurred in 2006. Minor routine maintenance and unplanned repairs are expensed as incurred.

FIN 48. In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We do not expect the adoption of this Interpretation to have a material impact on our consolidated financial position, results of operations or cash flows.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer as of June 30, 2007, we conducted an evaluation of effectiveness of the design and operation of our disclosure controls and procedures, (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of such date to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a) Exhibits.

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

DATE: August 14, 2007