Form 10QSB
period 2007-09-30
MMC ENERGY, INC.
filed 2007-11-08
CIK 1312206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR SECTION 15(d) OF THE EXCHANGE ACT

For the transition period from          to         .

Commission file number 000-51968

MMC ENERGY, INC.
(Exact name of small business issuer in its charter)

Delaware	26 Broadway New York NY 10004	98-0493819
(State or other jurisdiction of incorporation or organization)	(Address of principal executive offices)	(IRS Employer Identification No.)

Issuer's telephone number: (212) 977-0900

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 7, 2007 the registrant had 13,917,347 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐No☒

EXPLANATORY NOTE

On April 19, 2007 we effected a one-for-ten reverse stock split of our capital stock. The reverse stock split was previously approved by our Board of Directors and by our stockholders. Pursuant to the reverse stock split, each holder of our common stock on the date of effectiveness of the reverse stock split became entitled to receive one new share of common stock in exchange for every ten shares of old common stock held by such stockholder. No fractional shares of common stock were issued as a result of the reverse stock split. Holders of our common stock otherwise entitled to fractional shares as a result of the reverse stock split became entitled to receive a cash payment in lieu of such fractional shares. Pursuant to the effectiveness of the reverse stock split, all share figures contained in this report have been restated to give effect to the reverse stock split, unless explicitly stated otherwise.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MMC ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(unaudited)
Assets
Current assets:
Cash and equivalents	$43,159,345	$4,923,063
Accounts receivable (Note 3)	62,743	-
Unbilled receivables (Note 3)	330,112	157,131
Spare parts inventories	74,251	-
Prepaids (Note 3)	195,654	261,901
Securities avaliable for sale (Note 4)	4,075,000	-
Total current assets	47,897,105	5,342,095

Property, plant and equipment, net (Note 5)	7,002,625	7,355,576
Deferred acquisition costs (Note 6)	2,109,577	749,760
Long-term deposits	75,000	75,000
Other assets and deferred charges (Note 7)	423,324	-
Total assets	$57,507,631	$13,522,431

Liabilities & Stockholders' equity
Current Liabilities:
Current maturities of long-term debt (Note 8)	$444,456	$444,456
Accounts payable	394,595	540,992
Deferred revenue	242,650	212,290
Other accrued expenses	504,683	976,642
Accrued compensation	615,815	315,000
Total current liabilities	2,202,199	2,489,380

Long-term debt (Note 8)	2,074,050	2,407,392
Commitments & contingencies (Note 9)

Stockholders' Equity (Note 8)
Preferred Stock; 10,000,000 shares authorized; none issued and outstanding; $.001 par value	-	-
Common stock; 300,000,000 shares authorized with 13,907,347 issued and outstanding as of September 30, 2007 and 4,768,876 outstanding as of December 31, 2006; $.001 par value	13,907	4,769
Additional paid-in capital	61,485,958	15,227,586
Accumulated deficit	(8,268,483)	(6,606,696)
Total stockholders' equity (Note 11)	53,231,382	8,625,659
Total liabilities and stockholders' equity	$57,507,631	$13,522,431

the accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements

MMC ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2007	2006	2007	2006
Operating revenues:
Resource adequacy capacity	$791,250	$380,000	$2,274,750	$380,000
Ancillary services	1,496,289	1,441,581	2,500,676	1,693,853
Energy production	462,224	693,645	580,417	712,320
Total operating revenues	2,749,763	2,515,226	5,355,843	2,786,173
Costs of sales:
Costs of resource adequacy capacity	63,300	25,000	181,980	25,000
Costs of ancillary services	201,550	316,720	381,641	353,051
Costs of energy production	147,897	330,789	249,994	345,266
Total costs of sales	412,747	672,509	813,615	723,317
Gross Profit	2,337,016	1,842,717	4,542,228	2,062,856
Operating expenses:
Depreciation	284,814	158,244	800,999	464,288
Operations and maintenance	652,576	551,585	1,864,201	978,213
Re-commissioning expenses	(5,231)	12,632	413,904	2,155,796
General and administrative expenses	1,146,620	888,708	3,668,669	3,109,987
Total operating expenses	2,078,779	1,611,169	6,747,773	6,708,284
Income (loss) from operations	258,237	231,548	(2,205,545)	(4,645,428)
Other expenses (income)
Interest expense, net	(446,778)	(67,150)	(407,763)	(4,577)
Other expenses, net	-	136,000	(135,995)	136,000
Total other expenses	(446,778)	68,850	(543,758)	131,423
Net income (loss) before provision for income taxes	705,015	162,698	(1,661,787)	(4,776,851)
Provision for income taxes	-	-	-	-
Net income (loss)	$705,015	$162,698	$(1,661,787)	$(4,776,851)

Basic earnings (loss) per common share
Net income (loss) per share	$0.05	$0.03	$(0.22)	$(1.15)

Weighted average shares outstanding	13,408,277	4,762,597	7,705,647	4,139,381

Diluted earnings (loss) per common share
Net income (loss) per share	$0.05	$0.03	$(0.22)	$(1.15)

Weighted average shares outstanding	13,408,277	4,846,460	7,705,647	4,139,381

Weighted average shares outstanding - basic	13,408,277	4,762,597	7,705,647	4,139,381
Dilutive effect of assumed exercise of employee stock options, warrants and immediate vesting of unvested stock awards	-	83,863	-	-
Weighted average shares outstanding - diluted	13,408,277	4,846,460	7,705,647	4,139,381

Anti-dilutive shares excluded from diluted EPS computations	227,547	-	211,858	-

the accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements

MMC ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM JANUARY 1, 2007 THROUGH SEPTEMBER 30, 2007
(Unaudited)

	Common	Common	Additional		Total
	Shares	Stock	Paid-in	Accumulated	Stockholders'
	$.001 Par Value	Amount	Capital	Deficit	Equity
Balance at December 31, 2006	4,768,876	$4,769	$15,227,586	$(6,606,696)	$8,625,659
Stock awards and options, net of cancellations	2,561	3	198,024	-	198,027
Common shares issued for cash	9,135,910	9,135	46,060,348	-	46,069,483
Net loss	-	-	-	(1,661,787)	(1,661,787)

Balance at September 30, 2007	13,907,347	$13,907	$61,485,958	$(8,268,483)	$53,231,382

the accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements

MMC ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Operating Activities of Continuing Operations

Net income (loss)	$(1,661,787)	$(4,776,851)

Adjustments to reconcile net loss to cash used in operating activities
Depreciation	800,999	464,288
Stock-based compensation	198,027	89,625
Acquisition costs		11,750
Changes in current assets & liabilities
Decrease (Increase) in current assets	(243,728)	(555,180)
(Decrease) Increase in current liabilities	(429,821)	1,178,034
Other non-current, net	(423,324)	(75,000)
Net cash used in operations	(1,759,634)	(3,663,334)

Investing Activities of Continuing Operations
Purchases of property, plant and equipment	(441,466)	(3,537,633)
Purchases of securities available for sale, net	(4,075,000)	-
Deferred acquisition costs	(1,223,759)	(227,208)
Net cash used in investing activities	(5,740,225)	(3,764,841)

Financing Activities of Continuing Operations
Proceeds from issuance of long-term debt	-	3,000,000
Repayment of long-term debt	(333,342)	(74,076)
Member interest issued, net	-	165,028
Proceeds from issuance of stock, net	46,069,483	11,637,897
Net cash provided by financing activities	45,736,141	14,728,849

Net increase in cash and cash equivalents	38,236,282	7,300,674
Beginning cash and cash equivalents at beginning of period	4,923,063	3,009,010
Cash and cash equivalents at end of period	$43,159,345	$10,309,684

Supplemental disclosures:
Cash paid for taxes	$-	$-
Cash paid for interest	156,139	131,915

Non-cash investing and financing activities
Subscription agreements for member interests that were subscribed and paid up in 2005 but not accepted by the company until January 3, 2006	$-	$3,008,333
Stock-based compensation	198,027	89,625
Acquisition costs in reverse merger with High Tide Ventures, Inc.	-	11,750

the accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements

MMC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

NOTE 1 – ORGANIZATION AND LINE OF BUSINESS

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three month period ended September 30, 2007, are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2006 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

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

MMC Energy, Inc. was originally incorporated in Nevada under the name High Tide Ventures, Inc. on February 13, 2003. On May 3, 2006, High Tide Ventures changed its name to MMC Energy, Inc. On May 15, 2006, a wholly-owned subsidiary of MMC Energy, Inc. merged with and into MMC Energy North America LLC, a Delaware limited liability company. Prior to this merger, MMC North America LLC acquired the power generating facilities located in Chula Vista and Escondido, California and otherwise conducted the Company’s current business as described throughout this Quarterly Report. Prior to this merger, MMC Energy, Inc. did not conduct meaningful operations. As a result of the merger, MMC Energy, Inc. thus acquired the business of MMC Energy North America LLC, including the power generating facilities, and the former members of MMC Energy North America LLC received shares of common stock of MMC Energy, Inc. On September 22, 2006, the Company was reincorporated as a Delaware corporation by means of a merger of the existing Nevada corporation with and into MMC Energy, Inc., a newly-formed Delaware corporation. Pursuant to the reincorporation merger, the Delaware corporation succeeded to the business of the Nevada corporation and the separate existence of the Nevada corporation ceased.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company’s electricity generating facilities are generally referred to as “peaker” plants. Peaker plants are used to balance unexpected short term surges in demand, making them critical to the reliability, or “insurance,” of the power grids they serve. The Company’s revenues to date have been earned by providing resource adequacy capacity, ancillary services and energy production in the State of California.

•
Resource Adequacy Capacity – Regulatory capacity payments for generators of any type are based strictly on total installed capacity measured in megawatts (“MW”). In the California market where the Company currently operates exclusively, market-based capacity revenues are earned through resource adequacy contracts, whereby the counterparty can point to the Company’s facilities' installed capacity as a source to supply its peak demand plus a mandatory safety margin as dictated by the California Public Utilities Commission (“CPUC”). The contract does not create an obligation to supply electricity to the counterparty, but does obligate the Company to bid its energy into the CAISO markets on a daily basis such that the Company’s capacity is available to the CAISO, if needed, at the Company’s price. The resource adequacy capacity amount cannot exceed the qualified capacity amount for the resource. Qualified capacity is certified by CAISO. For 2006, the MMC Escondido and MMC Chula Vista facilities were certified by CAISO and the CPUC for 40 MW each, and for 2007, 35.5 MW each and MMC Mid-Sun for 22 MW.

•
Ancillary Services – Although there are several types of ancillary services, the Company primarily provides “spin” and “non-spin” services which call for the facilities to be delivering the awarded capacity within 10 minutes of dispatch whether already synchronized to the grid (spin) or not (non-spin). Spin services typically offer higher rates. As of October 9, 2007 Bear Energy L.P. (“Bear”) the Company’s scheduling coordinator advised the Company that it would no longer bid the Company’s facilities into the spin services market due to regulatory uncertainty concerning the Company’s spin qualification with CAISO. Please see Footnote 14 “Subsequent Events” below for more information.

•
Energy Production – The company provides electricity to a local power grid through day ahead and real time auctions managed by the CAISO, the “merchant market” or through financial settled bilateral agreements with a utility or other direct counterparty. As the Company has no outstanding electricity purchase agreements or other contracted energy production, all of its energy production revenues are earned in the daily merchant market.

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

Inventories

Inventories are stated at cost based on the specific identification method. Inventories consist of spare parts to be used in general operations and maintenance.

Securities Available for Sale

Securities Available-for-sale are accounted for under SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities.” Securities available for sale are carried at fair value with the unrealized gains or losses, net of tax, included as a component of accumulated other comprehensive income (loss) in stockholders' equity. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income, net. The fair values for marketable debt and equity securities are based on quoted market prices.

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

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit for each institution.

Concentration of credit risk with respect to accounts receivable is high due to the relatively small number of entities comprising the Company's customer base. For the quarter ending September 30, 2007 71% of the Company’s revenues were derived from one customer, CAISO. The Company received the balance of its revenues from Oxy, Inc. For the nine month period ended September 30, 2007 the Company received 58% of its revenues from one customer, CAISO and received the balance of its revenues from Oxy, Inc. As rated by Moody's, Oxy, Inc. has an issuer credit rating of A3.

Seasonal Nature of Business

The Company’s business is seasonal, with a relatively high proportion of revenues and operating cash flows generated during the third quarter of the fiscal year, which include the peak summer months for energy demand, and a relatively low proportion of revenues and operating cash flows generated during the first quarter. As the Company derives most of its revenues from selling energy and ancillary services at spot market prices, as opposed to under longer term fixed-price contracts, its revenues and operating income are highly exposed to the seasonal fluctuation in commodity pricing, which generally corresponds to peak electricity demand.

Geographical and Regulatory Risk

All of the Company’s facilities are located in Southern California, and generally provide power only in that state. The facilities maintain exempt wholesale generator (“EWG”) status and market based rate (“MBR”) authority as approved by the Federal Energy Regulatory Commission. Accordingly, the Company’s operations are regulated by the local Air Permit Control Boards, the CAISO and other related state and local agencies, as well as the Federal Energy Regulatory Commission. These organizations establish certain rules and limitations on operations and require that the Company maintain in good standing several required licenses and permits, such as permits for air emissions. These organizations may from time to time change the rules under which the Company operates and derives its revenues. The Company believes it has all such required licenses and permits to conduct its operations.

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” (“SFAS 130”) establishes standards for reporting and displaying of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company currently has no comprehensive income items.

Segment Information

The Company adopted SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” ("SFAS 131"). SFAS 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions concerning how to allocate resources and assess performance. The Company does not have any items of comprehensive income in the periods presented nor has it since inception.

Use of Estimates

In the normal course of preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include the collectibility of accounts receivable, the useful life of depreciable assets, the valuation of stock options expense, the amounts due under accounts payable and the valuation allowance of deferred tax assets. Actual results could differ from those estimates.

Basic and Diluted Earnings (Loss) Per Share

Basic and diluted income or loss per common share is based upon the weighted average number of common shares outstanding during the three and nine month periods ended September 30, 2007 and 2006 under the provisions of SFAS No. 128, “Earnings Per Share” and as amended/superseded in SFAS No. 123(R), “Share-Based Payment”(“SFAS 123(R)”). As the Company incurred losses for the nine month periods ending September 30, 2007 and 2006 dilutive shares presented for those periods are the same as basic shares outstanding. In addition, for the three month period ending September 30, 2007 there were no dilutive securities outstanding. Below is a reconciliation of basic to diluted shares outstanding for the applicable periods as well as anti-dilutive shares excluded from calculations for the relevant periods:

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2007	2006	2007	2006
Basic, diluted and anti-dilutive shares
Weighted average shares outstanding - basic	13,408,277	4,762,597	7,705,647	4,139,381
Dilutive effect of assumed exercise of employee stock options, warrants and immediate vesting of unvested stock awards	-	83,863	-	-
Weighted average shares outstanding - diluted	13,408,277	4,846,460	7,705,647	4,139,381

Anti-dilutive shares excluded from diluted EPS computations	227,547	-	211,858	-

Stock-Based Compensation

As of the merger described in Note 10 below, the Company adopted SFAS 123(R) which no longer permits the use of the intrinsic value method under Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”). The Company uses the modified prospective method to adopt SFAS 123(R), which requires compensation expense to be recorded for all stock-based compensation granted on or after January 1, 2006, as well the unvested portion of previously granted options. The Company is recording the compensation expense on a straight-line basis, generally over the explicit service period of three years (except for retirement eligible employees and retirees). The Company has no retirement eligible employees and retirees at this time. The Company made no stock-based compensation grants before January 1, 2006 and therefore has no unrecognized stock compensation related liabilities or expense unvested or vested prior to 2006.

The following table illustrates the effect that adoption of SFAS No. 123(R) had on the Company’s three months ending September 30, 2007 results and cash flows.

	Under Pre-SFAS 123 (R) Accounting	SFAS 123(R) Impact	Nine Months Ended September 30, 2007
Losses before taxes	$(1,554,112)	$(107,675)	$(1,661,787)
Net loss	(1,554,112)	(107,675)	(1,661,787)

Net Loss
Basic EPS	$(0.20)	$(0.02)	$(0.22)
Diluted EPS	(0.20)	(0.02)	(0.22)

Cash Flows
Operating activities	$(1,759,634)	$-	$(1,759,634)
Financing activities	45,736,141	-	45,736,141

The following table summarizes common stock options outstanding and the related exercise prices under the Company’s 2006 Equity Incentive Plan.

	Options Outstanding				Options Exercisable
Grant Year	Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
2006	$10.00	82,000	8.62	$10.00	23,333	$10.00
2007	$6.50	21,000	9.58	$6.50	-	$6.50
Totals		103,000	8.82	$9.29	23,333	$10.00

Transactions during 2007 involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2006	107,000	$10.00
Granted	21,000	6.50
Exercised	-	-
Cancelled or expired	(25,000)	10.00
Outstanding at September 30, 2007	103,000	$9.29

Based on the Company’s closing stock price of $4.75 on September 28, 2007, all stock options currently outstanding have no aggregate intrinsic value, and there were no in-the-money options exercisable. As of September 30, 2007, all exercisable options had a weighted-average remaining contractual life of 8.62 years and weighted-average exercise price of $10.00 per share.

For the three month periods ended September 30, 2007 and 2006 there were zero options granted.

The weighted-average fair value of stock options and warrants granted to employees during the nine months ended September 30, 2007 and the weighted average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

2007
Stock Option Grants
Grants through September 30, 2007
Risk-free interest rate	4.98%
Dividend yield	0.00%
Expected life	6
Volatility	108%
Weighted average option grant price	6.50
Weighted average fair value of options granted	$5.46

In accordance with SFAS 123(R), the company uses the simplified expected term midpoint method to estimate the expected life of its option grants.

Derivative Instruments

The Company accounts for freestanding derivative financial instruments potentially settled in its own common stock under Emerging Issues Task Force ("EITF") Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.” Pursuant to EITF Issue No. 00-19, the Company is required to recognize the initial fair value of the applicable contracts (consisting primarily of non-employee stock warrants and options to purchase common stock) as an asset or liability, and subsequently measure the change in the fair value (based on a Black-Scholes computation), with gains and losses included in a statement of operations. No such instruments were issued for the three and nine months periods ended September 30, 2007 and 2006.

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

SFAS No. 157. In September 2006 the Financial Account Standards Board (the “FASB”) issued its Statement of Financial Accounting Standards 157, “Fair Value Measurements” (“SFAS 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. SFAS 157’s effective date is for fiscal years beginning after November 15, 2007. The Company does not expect that adoption of this standard will have a material impact on its financial position, operations or cash flows.

FSP No AUG AIR-1. In September 2006 the FASB issued FSP No. AUG AIR-1 “Accounting for Planned Major Maintenance Activities” regarding routine maintenance and Planned Major Maintenance Activities (“PMMA”), which effectively disallowed the advance-in-accrual method that had been the industry standard but has been disallowed effective the first fiscal year beginning after December 15, 2006 for all companies. In accordance with the early adoption provisions of this standard the Company has chosen to adopt this standard early, in particular adopting the deferral method for planned major maintenance items. The Company incurred $434,178 of planned major maintenance expenditures in 2007. Minor routine maintenance and unplanned repairs are expensed as incurred.

Reclassifications

Certain reclassifications have been made to conform prior periods' data to the current presentation. These reclassifications had no effect on reported losses.

NOTE 3 – RECEIVABLES AND PREPAID ITEMS

At September 30, 2007 and December 31, 2006 receivables and prepaid items consisted of the following:

	September 30,	December 31,
	2007	2006
Accounts receivable	$62,743	$-
Allowance for doubtful accounts	-	-
Total	$62,743	$-

Unbilled receivables	$330,112	$157,131
Allowance for doubtful accounts	-	-
Total	$330,112	$157,131

Prepaid insurance	$99,005	$51,046
Prepaid expenses	82,649	93,710
Short-term deposits	14,000	117,145
Total	$195,654	$261,901

NOTE 4 – SECURITIES AVAILABLE FOR SALE

Securities Available-for-sale are accounted for under SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities.” Securities available for sale are carried at fair value with the unrealized gains or losses, net of tax, included as a component of accumulated other comprehensive income (loss) in stockholders' equity. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income, net. The fair values for marketable debt and equity securities are based on quoted market prices. At the report date securities available for sale consisted of municipal variable-rate demand notes (“VRDNs”). VRDNs are long-term bonds that have an embedded put option. This put is at par (100) and is 7 days from the point of exercise.  Thus, rolling liquidity is available on this position on trade date plus seven days basis. In addition due to the presence of the put the VRDNs are generally never subject to a change in market value and thus does not generate any mark-to-market adjustments except in extraordinary market situations.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

At September 30, 2007 and December 31, 2006 property, plant and equipment consisted of the following:

	September 30,	December 31,
	2007	2006
Land	$375,000	$375,000
Automobile	21,927	20,427
Office equipment	112,105	26,918
Machinery, equipment & other	7,920,890	7,559,529
	8,429,922	7,981,874
Accumulated depreciation	(1,427,297)	(626,298)
Total	$7,002,625	$7,355,576

Depreciation for the three months ended September 30, 2007 and 2006 was $284,814 and $158,244 respectively. Depreciation for the nine months ended September 30, 2007 and 2006 was $800,999 and $464,288 respectively.

NOTE 6 – DEFERRED COSTS

Deferred costs in connection with acquisitions and capital raises are accounted for based upon their stage in the acquisition/financing process. Costs of acquisitions and or financings can be broadly classified in four categories: exploratory, pre-acquisition, in-process and in-service. Typically, exploratory costs are expenses as incurred. When a financing or acquisition is determined to be probable as per management’s assessment all costs in connection with such transaction are eligible to be capitalized as well as throughout the actual implementation. When the acquisition is completed, related deferred costs are capitalized as a component of the asset cost basis and depreciated over the useful life of the asset. Deferred costs related to the Company’s recently completed public stock offering were offset against gross proceeds received in July 2007. Outstanding deferred costs consisted of the following:

	September 30,	December 31,
Deferred Costs	2007	2006
Deferred acquisition costs - Chula Vista	$1,992,238	$749,760
Deferred acquisition costs - Escondido	117,339	-
Total	$2,109,577	$749,760

NOTE 7 – OTHER ASSETS & DEFERRED CHARGES

Other assts and deferred charges consist of $423,324 of deferred maintenance charges in connection with Planned Major Maintenance Activities (“PMMA”) for large assets as of September 30, 2007 net of amortization. The cost of these PMMA are capitalized and then recognized over the earlier of the (i) remaining life of the asset or (ii) until the next PMMA.

NOTE 8 – LONG-TERM DEBT

On January 31, 2006, MMC North America entered into a Loan and Security Agreement (the “Loan Agreement”) with TD Banknorth (the “Bank”), for a $3.5 million senior debt facility, including a $3.0 million term loan (the “Term Loan”) and a $500,000 revolving loan (the “Revolver,” together with the Term Loan, the “Loans”). The Term Loan provides for interest payments only for the first nine months, and 81 monthly principal payments in the amount of $37,038 each thereafter, with a final maturity date of May 3, 2013. The Term Loan bears interest at a fixed rate equal to 7.58%. Approximately $2.1 million of the Term Loan proceeds were funded into an escrow account under control of the Bank and restricted in use to valid repair and re-commissioning costs in accordance with a re-commissioning plan agreed to between MMC North America and the Bank. The remaining proceeds, net of related transaction costs, were used for general working capital purposes. All escrowed funds for repair and re-commissioning were expended for the intended use.

Advances against the Revolver are payable on demand and bear interest at the Prime Rate plus 1.00%. Beginning in 2007, amounts outstanding under the Revolver must be repaid in full and a zero balance maintained for at least 30 consecutive days at any time during the year. MMC North America has not made any borrowings under the Revolver.

The Loan Agreement places certain restrictions on MMC North America’s ability to make distributions to the Company and on transactions with affiliates. The Loan Agreement further subjects MMC North America to certain financial and other covenants, including maintaining a minimum Net Worth and minimum Debt Service Coverage ratio. The financial covenants are measured annually. During the last measurement of these covenants, for the twelve months ended December 31, 2006, the company was in compliance with all covenants. The loans are collateralized by substantially all assets of MMC North America. The loans were personally guaranteed, jointly and severally, by the two principal officers of the Company, and any losses sustained by any officer were subject to indemnification by the Company. On August 30, 2007 the two officers were released from the guaranties by the Bank.

NOTE 9 – COMMITMENTS AND CONTINGENT LIABILITIES

In February 2007, the Company announced that it had learned that one hundred thousand shares of its common stock issued as part of a 1.2 million share private placement transaction it consummated in May 2006 were purchased by an entity controlled by Louis Zehil, who at the time of the purchase was a partner of the Company’s external legal counsel for the private placement transaction, McGuireWoods LLP. The Company also announced that it believes that Mr. Zehil improperly caused the Company’s former transfer agent not to place a required restrictive legend on the certificate for these one million shares and that Mr. Zehil then caused the entity he controlled to resell these shares. The Company reported Mr. Zehil’s conduct to the Securities and Exchange Commission (the “SEC”) and, subsequently, the SEC recently sued Mr. Zehil in connection with this matter further alleging that Mr. Zehil engaged in a similar fraudulent scheme with respect to six additional public companies represented at the relevant time by McGuireWoods LLP.

Persons who purchased shares directly from Mr. Zehil when he resold his shares may have a rescission right versus Mr. Zehil, and could make the claim that this rescission right somehow extends to the Company as well. One or more of the Company’s investors from the Company’s May 2006 private placement of 1.2 million shares could also claim a rescission right. It is also possible that one or more of the Company’s stockholders could claim that they somehow suffered a loss as a result of Mr. Zehil’s conduct and attempt to hold the Company responsible for their losses. The Company is unable to predict the extent of its ultimate liability with respect to any and all future securities matters. If any such claims are successfully made against the Company and it is not adequately indemnified for those claims from available sources of indemnification, then such claims could have a material adverse effect on the Company’s financial condition and operating results. The Company also may incur significant costs resulting from its investigation of this matter, any litigation it may initiate as a result and the Company’s cooperation with governmental authorities. The Company may not be adequately indemnified for such costs from available sources of indemnification.

MMC North America has arran ged for the issuance by the Bank of an irrevocable letter of credit in the amount of $100,000 (the “Letter of Credit”) to a counterparty under an energy services agreement entered into in November 2006 (the “ESA”). The counterparty may draw upon the Letter of Credit to recover liquidated damages suffered by the counterparty in connection with any energy sales it may make on behalf of MMC North America and MMC Mid-Sun in the event MMC North America or MMC Mid-Sun fails to meet its obligations, or for any other unsatisfied obligations under the ESA. The Letter of Credit expires on December 31, 2007. Availability under the Revolver is reduced from $500,000 to $400,000 while the Letter of Credit remains outstanding.

As the Company’s facilities are located in California, they are exposed to the risk of potential damage from a catastrophic event such as an earthquake.  In addition, the Chula Vista facility lies within a designated flood plane and is therefore potentially at risk if subject to a 100 year flood event.  While the Company generally insures its facilities at replacement cost, the Company’s insurance policy imposes a $1 million limit on claims resulting from an earthquake or flood.  Supplemental coverage for these risks is cost prohibitive and therefore the Company has foregone purchasing such coverage.  Accordingly, should any of the Company’s facilities be damaged by such an event, the insurance proceeds to the Company may not be sufficient to cover the costs required to restore such facilities to operating condition.  Furthermore, should such a catastrophic event result in the permanent loss of any of its three facilities, the Company believes the insurance proceeds would not be sufficient to recover the loss of future cash flows, or expected market value, of the facility.

The Company’s primary office space is currently leased on a month-to-month basis per mutual agreement with the lessor while the company negotiates a fixed-term lease extension.

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

NOTE 10 – EQUITY COMPENSATION

Under the Company’s 2006 Equity Incentive Plan (the “Plan”), 500,000 shares of common stock were reserved for issuance as incentive awards to executive officers, key employees and directors and outside consultants. As of September 30, 2007, 103,000 shares have been granted to employees, net of cancellations, in the form of stock option grants, with a weighted average exercise price of $9.29 per share, consistent with the market value of the Company’s common stock at the time of issuances.

For the three months ended September 30, 2007 and 2006 the company had no issuances of restricted stock to its directors and employees. For the nine months ended September 30, 2007 and 2006 the company issued 2,561 and 0 shares of restricted stock, respectively.

NOTE 11 – STOCKHOLDERS' EQUITY

 On the closing of the Merger described in Note 13 below (the “Merger”), MMC North America’s outstanding equity interests were surrendered by the holders thereof for 2,387,500 shares of common stock of the Company, par value $0.001 per share (“Common Stock”). The existing stockholders of Pubco (as defined in Note 13 below) retained the 1,175,000 shares of Common Stock outstanding prior to the Merger and concurrently with the Merger, the Company issued 1,000,097 additional shares of Common Stock in a private placement for total proceeds of $10,000,966. On May 26, 2006, the Company issued an additional 200,000 shares of Common Stock under the same terms as the first private placement for additional proceeds of $2,000,000. The Company realized total proceeds of $11,637,897 net of direct financing costs of $813,069, of which $450,000 was settled in the form of warrants to purchase 45,000 shares of Common Stock at an exercise price of $0.10 per share. These warrants were exercised in 2007 resulting in the issuance of 45,000 shares. During the quarter ended September 30, 2007, the Company issued no shares of restricted stock to its employees as compensation. As of the date of this report, the Company had 300,000,000 shares authorized under its Certificate of Incorporation and had issued and outstanding 13,907,348 shares of Common Stock. As of such date, the Company also had 10,000,000 shares of preferred stock authorized under its Certificate of Incorporation, none of which was issued or outstanding.

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

On July 5, 2007 the Company completed a public offering of 9,090,910 shares of its common stock at $5.50 per share pursuant to a Form SB-2 Registration Statement under the Securities Act of 1933.

NOTE 12 – RELATED PARTY TRANSACTIONS

The Company had no related party transactions for the three and nine month periods ended September 30, 2007.

The Company paid management fees of $260,000, inclusive of a $60,000 transaction fee, capitalized as a component of the acquisition costs of the Facilities, and $200,000 in quarterly management fees expensed as incurred, in the nine months ended September 30, 2006 to MMC Energy Management, LLC, (“MMC Management”), an affiliate controlled by the three executive officers of the Company. Effective July 1, 2006, the management services agreement between MMC North America and MMC Management was terminated, and replaced by a new management services agreement between MMC North America and the Company, such that there will be no future impact on the Company’s consolidated earnings and cash flows from the management fee. As required by the Merger Agreement, no further business has been transacted between the Company and MMC Management subsequent to the Merger.

MMC Management was dissolved on November 8, 2006.

NOTE 13 - MERGER AND CORPORATE RESTRUCTURING

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

NOTE 14 - SUBSEQUENT EVENTS

On October 9, 2007, the Company was notified by its energy manager that it was suspending bidding spinning reserve services into the CAISO system for the Company's three facilities, effective October 10, 2007, due to the uncertain regulatory environment surrounding the provision by the Company of these services. The Facilities are currently certified to provide spinning and non-spinning reserves to the CAISO system. Consequently, the Company has begun to bid exclusively non-spinning reserves into the CAISO system, a similar but lower priced ten minute power ancillary service, critical to the reliability of the CAISO system Based on historical pricing reported by the CAISO, non-spinning reserves have priced at a 38% discount to spinning prices for the two year period ended September 30, 2007. As this general trend can be expected to continue, the Company expects that continued suspension of bidding spinning reserve services could have a material adverse effect on the Company's results from operations.

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

Our strategy is to create long-term value by focusing on five core principles:

* Targeting transmission and electricity constrained regions

* Acquiring, developing and operating electricity generating and infrastructure related assets

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

We launched our acquisition strategy in January 2006 with the acquisition of MMC Chula Vista and MMC Escondido, each of which is a 44 MW natural gas fired generating facility located in San Diego County. This acquisition provided us entry to the California wholesale power and electricity market. We fully re-commissioned the facilities and began earning revenues in June 2006.

On July 5, 2007, we listed our common stock on the Nasdaq Global Market in connection with the closing of a $50 million underwritten public offering of our common stock.

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

Revenues

Our electricity generating facilities are generally referred to as “peaker” plants. Peaker plants are used to balance unexpected short term surges in electricity demand, making them critical to the reliability, or “insurance,” of the transmission grids they serve. Our revenues to date have been earned by providing resource adequacy capacity, ancillary services and energy production.

•
Resource Adequacy Capacity – Regulatory capacity payments for generators of any type are based strictly on total installed capacity measured in megawatts (“MW”). In the California market where we currently operate exclusively, market-based capacity revenues are earned through resource adequacy contracts, whereby the counterparty can point to our facilities’ installed capacity as a source to supply its peak demand plus a mandatory safety margin as dictated by the California Public Utilities Commission (“CPUC”). The contract does not create an obligation to supply electricity to the counterparty, but does obligate us to bid our energy into the CAISO markets on a daily basis such that our capacity is available to the CAISO, if needed, at our price. The resource adequacy capacity amount cannot exceed the qualified capacity amount for the resource. Qualified capacity is certified by CAISO. For 2006, the MMC Escondido and MMC Chula Vista facilities were certified by CAISO and the CPUC for 40 MW each, and for 2007, 35.5 MW each and MMC Mid-Sun for 22 MW.

•
Ancillary Services – Although there are several types of ancillary services, we primarily provide “spin” and “non-spin” services which call for the facilities to be delivering the awarded capacity within 10 minutes of dispatch whether already synchronized to the grid (spin) or not (non-spin). Spin services typically offer higher rates. As of October 9, 2007 Bear Energy L.P. (“Bear”) our scheduling coordinator, advised us that it would no longer bid our facilities into the spin services market due to regulatory uncertainty concerning our spin qualification with CAISO.

•
Energy Production – The company provides electricity to a local power grid through day ahead and real time auctions managed by the CAISO, the “merchant market” or through financial settled bilateral agreements with a utility or other direct counterparty. As we have no outstanding electricity purchase agreements or other contracted energy production, all of our energy production revenues are earned in the daily merchant market.

Revenues for the three and nine month periods ended September 30, 2007 and 2006 were distributed as follows:
Periods ended September 30,	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2007	2006	2007	2006
Operating revenues:
Resource adequacy capacity	$791,250	$380,000	$2,274,750	$380,000
Ancillary services	1,496,289	1,441,581	2,500,676	1,693,853
Energy production	462,224	693,645	580,417	712,320
Total operating revenues	$2,749,763	$2,515,226	$5,355,843	$2,786,173

Cost of Sales

Cost of sales for the three months ended September 30, 2007 and 2006 were $412,747 and $672,509, yielding gross profits of $2,337,016 and $1,842,717 and gross margin of 85% and 73%, respectively. Costs of sales for the nine months ended September 30, 2007 and 2006 were $813,615 and $723,317 yielding gross profits of $4,542,228 and $2,062,856 and gross margins of 85% and 74%, respectively. Our gross margin has been relatively high due to a favorable mix of high margin resource adequacy capacity and ancillary services constituting the largest portion of our revenues. We expect our gross margin to decrease significantly as a percentage of our revenues as we upgrade existing facilities and acquire additional facilities, which are expect to increase our gross energy production.

Costs of sales and gross margins were distributed as follows:

Periods ended September 30,	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2007	2006	2007	2006
Costs of sales:
Costs of resource adequacy capacity	$63,300	$25,000	181,980	25,000
Costs of ancillary services	201,550	316,720	381,641	353,051
Costs of energy production	147,897	330,789	249,994	345,266
Total costs of sales	$412,747	$672,509	$813,615	$723,317

Periods ended September 30,	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2007	2006	2007	2006
Gross Margin %
Resource adequacy capacity	92.0%	93.4%	92.0%	93.4%
Ancillary services	86.5%	78.0%	84.7%	79.2%
Energy production	68.0%	52.3%	56.9%	51.5%
Total operating revenues	85.0%	73.3%	84.8%	74.0%

Costs of sales include these major expenses:

•	Resource Adequacy Capacity – Includes primarily commissions paid to electricity marketers. We expect this revenue stream to remain at a very high margin.

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

•
Energy Production – Includes variable costs for fuel, primarily natural gas, used in the production of energy as well as pipeline fees for fuel transportation, grid management charges, variable incentive fees, and other direct charges associated with the provision of energy production. We expect energy production gross margins to decrease in future periods upon re-powering Chula Vista and Escondido or acquiring additional facilities.

Operations and Maintenance

Operations and maintenance expenses consist of the direct overhead expenses for operating and maintaining our electricity generating facilities. For the three months ended September 30, 2007 and 2006, operations and maintenance expenses were $652,576 and $551,585 respectively. These expenses consisted primarily of fixed charges such as contracted labor, interconnection, costs and other period costs.

For the nine months ended September 30, 2007 and 2006, we incurred operations and maintenance expenses of $1,864,201 and $978,213 respectively. As we had not yet commenced commercial operation of our Chula Vista and Escondido facilities until June 12, 2006 and had not yet purchased our Mid-Sun facility as of September 30, 2006 operations and maintenance expense for the nine month periods ending September 30, 2006 do not reflect a full run rate for most costs.

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

For the three months ended September 30, 2007 and 2006, re-commissioning costs were a credit of $5,231 and an expense of $12,632, respectively. The 2007 period credit reflects a final adjustment with respect to the re-commissioning our Mid-Sun facility in 2007 and the 2006 period expense reflects the final costs of re-commissioning our MMC Chula Vista and MMC Escondido facilities, which were completed in June of 2006.

For the nine months ended September 30, 2007 and 2006, re-commissioning costs were $413,904 and $2,155,796, respectively. The 2007 re-commissioning costs related to completing the re-commissioning of the Mid-Sun facility, which we purchased at a total cost of $4,400,000. Re-commissioning costs of $2,155,796 incurred during the nine months ended September 30, 2006 were entirely for the re-commissioning of the Chula Vista and Escondido facilities that commenced operations on June 12, 2006.

General and Administrative Expenses

For the three months ended September 30, 2007 and 2006, general and administrative expenses were $1,146,620 and $888,708, respectively. General and administrative expenses for the three months ended September 30, 2007 and the three months ended September 30, 2006 were primarily driven by compensation and professional fees. While our recurring general and administrative expenses may increase on an absolute basis, we expect they will decrease as a percentage of total revenue as we continue to implement our growth strategy.

For the nine months ended September 30, 2007 and 2006, general and administrative expenses were $3,668,669 and $3,109,987, respectively. General and administrative expenses in 2007 were driven by compensation, professional fees and a non-recurring charge of approximately $478,000 related to the separation from the company of one of our former officers. General and administrative expenses in 2006 were driven primarily by merger transaction related costs of approximately $1,748,000, compensation and professional fees.

Interest and Other expenses

Interest income for the three months and nine months ended September 30, 2007 reflects investment of the proceeds of the recently completed public offering in high-yield investment grade money market funds and debt securities partially offset by senior debt interest expense. We expect to continue to earn net interest income until the proceeds from the offering are utilized to acquire additional assets, which we expect to include debt financing, which will result in a material increase in interest expenses.

Other income of $135,995 for the nine months ended September 30, 2007 reflects a recovery of legal and professional fees incurred in prior periods primarily relating to unsuccessful financing activities prior to pursuing the recently completed public offering.

Liquidity and Capital Resources

On July 5, 2007, we consummated a public offering of 9,090,910 shares of our common stock at $5.50 per share pursuant to a registration statement. This transaction resulted in net proceeds to us of approximately $46.1 million. As of September 30, 2007, we had $43.2 million in cash and equivalents as well as $4.1 million in securities available for sale which can be liquidated as required to fund our operations.

We believe that our existing cash resources will be sufficient to satisfy our cash requirements for at least the next twelve months. However, our existing cash resources may not be sufficient to fully fund our acquisition growth strategy. Such acquisitions may require us to obtain additional debt financing or other funding in a short period of time. The extent and timing of the capital requirements will be contingent on the specific acquisition targets we are able to source. If we fail to obtain sufficient capital resources on terms acceptable to us, it would have a material adverse effect on our plans to make additional acquisitions, cover unplanned repairs, required capital expenditures and/or our current business, results of operations, liquidity and financial condition. If we issue additional equity and/or debt securities to meet our future capital requirements, the terms of any future equity financings may be dilutive to our stockholders and the terms of any debt financings may contain restrictive covenants that may also negatively affect our stockholders. Our ability to effect future financings will depend on the status of our business prospects as well as conditions prevailing in the capital markets.

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

The loan agreement places certain restrictions on MMC North America's ability to upstream cash to our parent, MMC Energy, Inc., as well as restrictions on transactions with affiliates. The loan agreement further subjects MMC North America to certain financial and other covenants, including maintaining a minimum net worth and minimum debt service coverage ratio, as such terms are defined in the loan agreement. These covenants are tested on an annual basis. As of the last testing for the year ended December 31, 2006 MMC North America was not in violation of any such covenants. The loans were personally guaranteed, jointly and severally, by the two principal officers of the Company, and any losses sustained by any officer were subject to indemnification by the Company. On August 30, 2007 the two officers were released from the guaranties by the Bank.

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

In connection with the possible future acquisition of "mid-merit" electricity generation facilities, which are neither true baseload nor true peaking facilities, but somewhere in between, we may engage in certain hedging transactions. Such facilities would be more expensive to purchase but would be expected to generate substantially more energy production revenues. For such assets, hedging the commodity price risk becomes more critical. We expect to enter into intermediate term financially settled hedge contracts that would serve the purpose of shifting the price risk of fuel cost and electricity pricing onto the counterparty, in effect swapping commodity price risk for credit risk. Management's experience in this area will become more critical with the purchase of such assets.

Seasonality and Inflation

Our business is seasonal, with a relatively high proportion of revenues and operating cash flows generated during the third quarter of the fiscal year, which includes the peak summer months for energy demand. As we derive most of our revenues from selling energy and ancillary services at then-current spot market prices, as opposed to under longer term fixed-price contracts, our revenues and operating income are highly exposed to the seasonal fluctuations in natural gas and electricity, which corresponds to peak summer demand. The effect of inflation on our revenue and operating results was not significant.

Recent Accounting Pronouncements

See Note 2 of the Notes to Condensed Consolidated Financial Statements for recent accounting pronouncements.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer as of September 30, 2007, we conducted an evaluation of effectiveness of the design and operation of our disclosure controls and procedures, (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of such date to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our annual meeting of stockholders held on October 17, 2007, two proposals were voted upon by our stockholders. A description of each proposal and a tabulation of the votes for each of the proposals follows:

1.    To elect seven directors to hold office until the 2008 annual meeting of stockholders or until their successors are elected and qualified. All eight nominees were elected:

	For Nominee	Authority Withheld from Nominee
Karl W. Miller	10,600,127	475,792
Denis G. Gagnon	10,600,127	475,792
Sen. Richard Bryan	10,598,172	477,747
Frederick W. Buckman	10,600,127	475,792
Michael Hamilton	10,600,007	475,912
Dr. Peter Likins	10,599,927	475,992
George Rountree III	10,599,927	475,992

2.    Ratification of the appointment of RBSM LLP as the our independent auditors for the year ending December 31, 2007. The appointment of RBSM LLP was ratified:

For	Against	Abstentions and Broker Non-Votes
11,009,522	63,885	3,142

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

DATE: November 8, 2007