Form 10-Q
period 2008-03-31
MMC ENERGY, INC.
filed 2008-05-14
CIK 1312206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number 000-51968

MMC ENERGY, INC.
 (Exact name of registrant as specified in its charter)

Delaware	98-0493819
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

26 Broadway New York NY 10004
(Address of principal executive offices)(Zip Code)

(212) 977-0900

Registrant’s telephone number (including area code)

(Former name, former address and former fiscal year,
if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes☐No ☒

As of May 14, 2008 the registrant had 14,144,347 shares of Common Stock outstanding.

FORWARD-LOOKING STATEMENTS

Some of the statements under ‘‘business,’’ ‘‘Risk Factors,’’ ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations,’’ and elsewhere in this Quarterly Report on Form 10-Q constitute forward-looking statements. These statements relate to future events or our strategy, future operations, future financial position, future revenues, projected costs, prospects, and the plans and objectives of management and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, implied or inferred by these forward-looking statements. Such factors include, among other things, those listed under ‘‘Risk Factors’’ and elsewhere in this Quarterly Report. In some cases, you can identify forward-looking statements by terminology such as ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘could,’’ ‘‘would,’’ ‘‘expects,’’ ‘‘plans,’’ ‘‘intends,’’ ‘‘anticipates,’’ ‘‘believes,’’ ‘‘estimates,’’ ‘‘predicts,’’ ‘‘potential’’ or ‘‘continue’’ or the negative of such terms and other comparable terminology.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MMC ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(unaudited)
Assets
Current assets:
Cash and equivalents	$33,547,696	$42,582,697
Accounts receivable (Note 3)	107,010	62,855
Unbilled receivables (Note 3)	46,875	-
Spare parts inventories	90,918	94,089
Prepaids and deposits (Note 3)	314,050	215,254
Securities avaliable for sale (Note 4)	-	4,075,000
Total current assets	34,106,549	47,029,895

Property, plant and equipment, net (Note 5)	6,648,779	6,721,153

Other assets:
Deferred development costs (Note 6)	2,796,581	2,488,756
Long-term deposits (Note 7)	9,627,743	98,630
Other assets and deferred charges (Note 8)	358,200	390,762
Total other assets	12,782,524	2,978,148
Total assets	$53,537,852	$56,729,196

Liabilities & Stockholders' equity
Current Liabilities:
Current maturities of long-term debt (Note 9)	$444,456	$444,456
Accounts payable	346,866	453,654
Deferred revenue	-	65,713
Other accrued expenses	809,070	769,164
Accrued compensation	339,456	1,740,077
Total current liabilities	1,939,848	3,473,064

Long-term debt (Note 9)	1,851,822	1,962,936
Commitments & contingencies (Note 10)

Stockholders' Equity (Note 12)
Preferred Stock; 10,000,000 shares authorized; none issued and outstanding; $.001 par value	-	-
Common stock; 300,000,000 shares authorized with 14,144,347 issued and outstanding as of March 31, 2008 and 13,917,347 outstanding as of December 31, 2007; $.001 par value	14,144	13,917
Additional paid-in capital	61,736,754	61,658,887
Accumulated deficit	(12,004,716)	(10,379,608)
Total stockholders' equity	49,746,182	51,293,196
Total liabilities and stockholders' equity	$53,537,852	$56,729,196

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

MMC ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,	Three Months Ended March 31,
	2008	2007
Operating revenues:
Resource adequacy capacity	$581,750	$692,250
Ancillary services	5,138	391,541
Energy production	143,497	17,327
Total operating revenues	730,385	1,101,118
Costs of sales:
Costs of resource adequacy capacity	42,177	55,380
Costs of ancillary services	4,316	87,278
Costs of energy production	75,045	20,912
Total costs of sales	121,538	163,570
Gross Profit	608,847	937,548
Operating expenses:
Depreciation	294,322	236,963
Operations and maintenance	730,123	414,158
Re-commissioning expenses	-	379,617
General and administrative expenses	1,517,587	1,481,542
Total operating expenses	2,542,032	2,512,281
Loss from operations	(1,933,185)	(1,574,733)
Interest and other expenses
Interest expense	65,021	55,874
Interest income	373,098	51,407
Interest income (expense), net	308,077	(4,467)
Other (income) expense, net	-	160,122
Total interest and other income (expense)	308,077	(164,589)
Net loss before provision for income taxes	(1,625,108)	(1,739,322)
Provision for income taxes	-	-
Net loss	$(1,625,108)	$(1,739,322)

Basic loss per common share
Net loss per share	$(0.12)	$(0.36)

Weighted average shares outstanding	13,970,315	4,802,659

Diluted loss per common share
Net loss per share	$(0.12)	$(0.36)

Weighted average shares outstanding	13,970,315	4,802,659

Weighted average shares outstanding - basic	13,970,315	4,802,659
Dilutive effect of assumed exercise of employee stock options, warrants and immediate vesting of unvested stock awards	-	-
Weighted average shares outstanding - diluted	13,970,315	4,802,659

Anti-dilutive shares excluded from diluted EPS computations	418,297	78,887

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

MMC ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM JANUARY 1, 2008 THROUGH MARCH 31, 2008
(Unaudited)

	Common	Common	Additional		Total
	Shares	Stock	Paid-in	Accumulated	Stockholders'
	$.001 Par Value	Amount	Capital	Deficit	Equity
Balance at December 31, 2007	13,917,347	$13,917	$61,658,887	$(10,379,608)	$51,293,196
Stock awards and options, net of cancellations	227,000	227	77,867		78,094
Net loss				(1,625,108)	(1,625,108)

Balance at March 31, 2008	14,144,347	$14,144	$61,736,754	$(12,004,716)	$49,746,182

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

MMC ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Operating Activities of Continuing Operations

Net loss	$(1,625,108)	$(1,739,322)

Adjustments to reconcile net loss to cash used in operating activities
Depreciation	294,322	236,963
Stock-based compensation	78,094	67,807
Changes in current assets & liabilities
(Increase) Decrease in receivables	(91,030)	33,622
Decrease in spare parts inventories	3,171	-
(Increase) Decrease in prepaids and deposits	(98,796)	80,528
(Decrease) Increase in accounts payable	(153,552)	453,881
(Decrease) Increase in deferred revenues	(65,713)	30,360
Increase (Decrease) in other accrued expenses	39,906	(141,034)
(Decrease) in accrued compensation	(1,400,621)	(352,244)
Decrease in other assets and deferred charges	32,562	-
Other non-current, net	10,130	-
Net cash used in operations	(2,976,635)	(1,329,439)

Investing Activities of Continuing Operations
Purchases of property, plant and equipment	(175,184)	(28,988)
Equipment deposits paid	(9,539,243)	-
Proceeds from sale of securities available for sale, net	4,075,000	-
Deferred acquisition costs	(307,825)	(436,898)
Net cash used in investing activities	(5,947,252)	(465,886)

Financing Activities of Continuing Operations
Repayment of long-term debt	(111,114)	(111,114)
Proceeds from issuance of stock, net	-	4,000
Net cash provided by financing activities	(111,114)	(107,114)

Net decrease in cash and cash equivalents	(9,035,001)	(1,902,439)
Cash and cash equivalents at beginning of period	42,582,697	4,923,063
Cash and cash equivalents at end of period	$33,547,696	$3,020,624

Supplemental disclosures:
Cash paid for income taxes	$-	$-
Cash paid for interest	45,495	57,333

Non-cash investing and financing activities
Stock-based compensation	78,094	67,807

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

MMC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

NOTE 1 - ORGANIZATION AND LINE OF BUSINESS

General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. However, the results from operations for the three month period ended March 31, 2008, are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2007 financial statements and footnotes thereto included in the Company's SEC Form 10-K.

Organization and Line of Business

The Company is an energy management company that acquires and actively manages a portfolio of small to mid-size, or below 250 megawatt, electricity generating assets. In January 2006 the Company acquired two power generation facilities located in Chula Vista and Escondido, California, and in November 2006, the Company acquired a facility in Bakersfield, California (“Mid-Sun”). The Company is pursuing additional acquisitions of small to medium-sized power generating facilities primarily in California, the Mid-Atlantic and the Northeastern United States. The Company has also begun the process of upgrading the Chula Vista and Escondido facilities.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Basis of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: MMC Energy North America LLC, MMC Escondido LLC, MMC Chula Vista LLC, MMC Mid-Sun LLC, MMC Chula Vista II LLC and MMC Escondido II LLC. All intercompany accounts and transactions have been eliminated.

Revenue Recognition

The Company recognizes revenue from products and services, in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered/services rendered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or services have not been rendered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or services have been rendered or no refund will be required.

The Company records revenues in connection with delivering electricity and ancillary services, generally being on call to provide power on ten minutes notice to the California Independent System Operator (“CAISO”), or such other first parties as it may contract with directly from time to time. In the event that the Company is compensated for services before they are rendered, the Company records deferred revenue in the liability section of its balance sheet.

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

•
Resource Adequacy Capacity - Regulatory capacity payments for generators of any type are based strictly on total installed capacity measured in megawatts (“MW”). In the California market where the Company currently operates exclusively, market-based capacity revenues are earned through resource adequacy contracts, whereby the counterparty can point to the Company’s facilities' installed capacity as a source to supply its peak demand plus a mandatory safety margin as dictated by the California Public Utilities Commission (“CPUC”). The contract does not create an obligation to supply electricity to the counterparty, but does obligate the Company to bid its energy into the CAISO markets on a daily basis such that the Company’s capacity is available to the CAISO, if needed, at the Company’s price. The resource adequacy capacity amount cannot exceed the qualified capacity amount for the resource. Qualified capacity is certified by CAISO. For 2007, the MMC Escondido and MMC Chula Vista facilities were certified by CAISO and the CPUC for 35.5 MW each and Mid-Sun for 22 MW, and for 2008, 35.5 MW each for the Escondido and Chula Vista facilities and MMC Mid-Sun for 21.8 MW.

•
Ancillary Services - Although there are several types of ancillary services, the Company primarily provides “spin” and “non-spin” services which call for the facilities to be delivering the awarded capacity within 10 minutes of dispatch whether already synchronized to the grid (spin) or not (non-spin). Spin services typically offer higher rates. As of October 9, 2007 Bear Energy L.P. (“Bear”), the Company’s scheduling coordinator, advised the Company that it would no longer bid the Company’s facilities into the spin services market due to regulatory uncertainty concerning the Company’s spin qualification with CAISO. See Note 10 “Commitments and Contingent Liabilities” regarding our response to the CAISO’s position.

•
Energy Production - The Company provides electricity to a local power grid through day ahead and real time auctions managed by the CAISO, the “merchant market” or through financially settled bilateral agreements with a utility or other direct counterparty. As the Company has no outstanding electricity purchase agreements or other contracted energy production, all of its energy production revenues are earned in the daily merchant market.

Income Taxes

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, deferred income taxes are the result of the expected future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities. Generally, deferred income taxes are classified as current or non-current in accordance with the classification of the related asset or liability. Those items not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse. A valuation allowance is provided against deferred income tax assets in circumstances where management believes the recoverability of a portion of the assets is not reasonably assured. Losses incurred will be carried forward as applicable per SFAS 109 and the Internal Revenue Code and potentially may be used to offset taxable net income generated in the future. The Company has no history of generating taxable net income and may not recognize any tax benefit on losses incurred currently nor has it in prior periods.

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

Securities Available for Sale

Securities Available-for-sale are accounted for under SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities.” Securities available for sale are carried at fair value with the unrealized gains or losses, net of tax, included as a component of accumulated other comprehensive income (loss) in stockholders' equity. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income, net. The fair values for marketable debt and equity securities are based on quoted market prices. Although the Company has carried securities-available-for-sale in prior periods these securities did not generate unrealized gains or losses; as such to date the company has never recognized other comprehensive income (loss) as a component of stockholders’ equity.

Property, Plant and Equipment

Property and equipment are stated at cost. Depreciation is computed principally by the straight-line method at rates based on estimated useful lives as follows:

Office equipment	3 years
Machinery, automobiles and equipment	3 - 20 years
Software	3 years

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

Concentration of credit risk with respect to accounts receivable and revenues are high due to the small number of entities comprising the Company's customer base. For the three months ending March 31, 2008 and 2007, 80% and 63%, respectively, of the Company’s revenues were derived from one customer, Oxy, Inc; a company which carries a senior debt rating of A3 as per Moody’s Rating Service. The Company received the balance of its revenues from CAISO.

Seasonal Nature of Business

The Company’s business is seasonal, with a relatively high proportion of revenues and operating cash flows generated during the third quarter of the fiscal year, which include the peak summer months for energy demand, and a relatively low proportion of revenues and operating cash flows generated during the first quarter. As the Company derives most of its revenues from selling energy and ancillary services at spot market prices, as opposed to under longer term fixed-price contracts, its revenues and operating income are highly exposed to the seasonal fluctuation in commodity pricing, which generally corresponds to peak electricity demand. In addition, commencing in 2008, a portion of the Company’s resource adequacy capacity revenues are seasonal as well, with a significantly greater portion paid during the summer.

Geographical and Regulatory Risk

All of the Company’s facilities are located in Southern California, and generally provide electricity only in that state. The facilities maintain exempt wholesale generator (“EWG”) status and market based rate (“MBR”) authority as approved by the Federal Energy Regulatory Commission. Accordingly, the Company’s operations are regulated by the local Air Permit Control Boards, the CAISO and other related state and local agencies, as well as the Federal Energy Regulatory Commission. These organizations establish certain rules and limitations on operations and require that the Company maintain in good standing several required licenses and permits, such as permits for air emissions. These organizations may from time to time change the rules under which the Company operates and derives its revenues. The Company believes it has all such required licenses and permits to conduct its operations and believes that it is conducting those operations in compliance with said licenses and permits.

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” (“SFAS 130”) establishes standards for reporting and displaying of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. In the past the Company held securities-available-for-sale that could have generated other comprehensive income (losses) but traded at par for the duration they were held. As such, the Company does not have any items of comprehensive income in the periods presented nor has it since its inception.

Segment Information

The Company adopted SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” ("SFAS 131"). SFAS 131 establishes standards for reporting information regarding operating segments, to the extent that multiple discrete segments exist, in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions concerning how to allocate resources and assess performance. As per the evaluation of management the Company, at this stage, does not contain multiple discrete segments.

Basic and Diluted Earnings (Loss) Per Share

Basic and diluted income or loss per common share is based upon the weighted average number of common shares outstanding during the three month periods ended March 31, 2008 and 2007, under the provisions of SFAS No. 128, “Earnings Per Share” and as amended/superseded in SFAS No. 123(R), “Share-Based Payment”(“SFAS 123(R)”). As the Company incurred losses for the three month periods ending March 31, 2008 and 2007 dilutive shares presented for those periods are identical with basic shares outstanding. Below is a reconciliation of basic to diluted shares outstanding for the applicable periods as well as anti-dilutive shares excluded from calculations for the relevant periods:

	Three Months Ended March 31,	Three Months Ended March 31,
Basic, diluted and anti-dilutive shares	2008	2007
Weighted average shares outstanding - basic	13,970,315	4,802,659
Dilutive effect of assumed exercise of employee stock options, warrants and immediate vesting of unvested stock awards	-	-
Weighted average shares outstanding - diluted	13,970,315	4,802,659

Anti-dilutive shares excluded from diluted EPS computations	418,297	78,887

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

The following table illustrates the effect that adoption of SFAS No. 123(R) had on the Company’s three months ending March 31, 2008 results and cash flows.

	Under Pre-SFAS 123 (R) Accounting	SFAS 123(R) Impact	Three Months Ended March 31, 2008
Losses before taxes	$(1,604,553)	$(20,555)	$(1,625,108)
Net loss	(1,604,553)	(20,555)	(1,625,108)

Net Loss
Basic EPS	$(0.11)	$(0.01)	$(0.12)
Diluted EPS	(0.11)	(0.01)	(0.12)

Cash Flows
Operating activities	$(2,976,635)	$-	$(2,976,635)
Financing activities	(111,114)	-	(111,114)

The following table summarizes common stock options outstanding and the related exercise prices under the Company’s 2006 Equity Incentive Plan.

Options Outstanding					Options Exercisable
Grant Year	Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
2006	$10.00	72,000	8.12	$10.00	57,334	$10.00
2007	$6.50	21,000	9.08	$6.50	-	$6.50
Totals		93,000	8.34	$9.21	57,334	$10.00

Transactions during 2008 involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2007	93,000	$9.21
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Outstanding at March 31, 2008	93,000	$9.21

Based on the Company’s closing stock price of $2.15 on March 31, 2008, all stock options currently outstanding have no aggregate intrinsic value, and there were no in-the-money options exercisable. As of March 31, 2008, all exercisable options had a weighted-average remaining contractual life of 8.12 years and weighted-average exercise price of $10.00 per share.

For the three month periods ended March 31, 2008 and 2007 there were zero options granted.

Derivative Instruments

The Company accounts for freestanding derivative financial instruments potentially settled in its own common stock under Emerging Issues Task Force ("EITF") Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.” Pursuant to EITF Issue No. 00-19, the Company is required to recognize the initial fair value of the applicable contracts (consisting primarily of non-employee stock warrants and options to purchase common stock) as an asset or liability, and subsequently measure the change in the fair value (based on a Black-Scholes computation), with gains and losses included in a statement of operations. No such instruments were issued for the three month periods ended March 31, 2008 and 2007.

Fair Value of Financial Instruments

The carrying amounts of the Company's cash, trade payables, accrued expenses, and notes payable approximate their estimated fair value due to the short-term nature of those financial instruments. In June 2006, the Company issued warrants to purchase 45,000 shares of common stock at an exercise price of $0.10 per share. These warrants were issued in lieu of cash as payment for professional services rendered to the Company. The warrants were valued at the fair value of the professional services received as determined by usual and customary fees associated with such services in transactions between unrelated parties. These warrants were exercised in their entirety by the end of the second quarter of 2007 and none remain outstanding.

Recent Accounting Pronouncements

SFAS No. 161. In March 2008, the Financial Accounting Standards Board (the “FASB”) issued Statement on Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities - An Amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS 133; and (c) derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. Specifically, SFAS No. 161 requires: disclosure of the objectives for using derivative instruments in terms of underlying risk and accounting designation; disclosure of the fair values of derivative instruments and their gains and losses in a tabular format; disclosure of information about credit-risk-related contingent features; and cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect that the adoption of this standard will have a material impact on its financial position, results of operations or cash flows.

SFAS No.160. In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires that a non-controlling interest in a subsidiary be reported as equity and the amount of consolidated net income specifically attributable to the non-controlling interest be identified in the consolidated financial statements. It also requires consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any non-controlling equity investment retained in a deconsolidation. The Company will apply the provisions of this statement prospectively, as required, beginning on January 1, 2009 and does not expect the adoption of SFAS 160 to have a material effect on its consolidated financial statements.

SFAS 141(R). In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141 (R)”). SFAS 141(R) retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. In general, the statement 1) broadens the guidance of SFAS 141, extending its applicability to all events where one entity obtains control over one or more other businesses, 2) broadens the use of fair value measurements used to recognize the assets acquired and liabilities assumed, 3) changes the accounting for acquisition related fees and restructuring costs incurred in connection with an acquisition and 4) increases required disclosures. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company will apply the provisions of this statement prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The Company believes there will be no impact of adoption of SFAS 141(R) on its prior period consolidated financial statements.

Reclassifications

Certain reclassifications have been made to conform prior period data to the current presentation. These reclassifications had no effect on reported losses.

NOTE 3 - RECEIVABLES AND PREPAID ITEMS

At March 31, 2008 and December 31, 2007 accounts receivable and prepaid items consisted of the following:

	March 31,	December 31,
	2008	2007
Accounts receivable	$107,010	$62,855
Allowance for doubtful accounts	-	-
Total	$107,010	$62,855
Unbilled receivables	$46,875	$-

Total	$46,875	$-
Prepaid insurance	$146,339	$114,785
Prepaid expenses	167,211	100,469
Short-term deposits	500	-
Total	$314,050	$215,254

NOTE 4 - SECURITIES AVAILABLE FOR SALE

Securities Available-for-sale are accounted for under SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities.” Securities available for sale are carried at fair value with the unrealized gains or losses, net of tax, included as a component of accumulated other comprehensive income (losses) in stockholders' equity. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income, net. The fair values for marketable debt and equity securities are based on quoted market prices. Securities available for sale, in the past, consisted of municipal variable-rate demand notes (“VRDNs”). VRDNs are long-term bonds that have an embedded put option. This put is at par (100) and is 7 days from the point of exercise.  Thus, rolling liquidity is available on this position on trade date plus seven days basis. In addition due to the presence of the put the VRDNs are generally never subject to a change in market value and thus do not generate any mark-to-market adjustments except in extraordinary market situations. These VRDNs belong to a broader group known as Auction Rate Securities. The Company sold these securities at face value in the current quarter and did not incur any gains or losses on such disposition. At the report date the Company had no instruments classified as securities available for sale.

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

At March 31, 2008 and December 31, 2007 property, plant and equipment consisted of the following:

	March 31,	December 31,
	2008	2007
Land	$375,000	$375,000
Automobile	21,927	21,927
Office equipment	120,321	115,825
Machinery, equipment & other	8,143,437	7,925,985
	8,660,685	8,438,737
Accumulated depreciation	(2,011,906)	(1,717,584)
Total	$6,648,779	$6,721,153

Depreciation for the three months ended March 31, 2008 and 2007 were $294,322 and $236,963, respectively.

NOTE 6 - DEFERRED COSTS

Deferred costs in connection with acquisitions and capital raises are accounted for based upon their stage in the acquisition/financing process. Costs of acquisitions and or financings can be broadly classified in four categories: exploratory, pre-acquisition, in-process and in-service. Typically, exploratory costs are expensed as incurred. When a financing or acquisition is determined to be probable as per management’s assessment, all costs in connection with such transaction are eligible to be capitalized at the assessment date as well as throughout the actual implementation. When the acquisition is completed, related deferred costs are capitalized as a component of the asset cost basis and depreciated over the useful life of the asset. Deferred costs related to the Company’s public stock offering consummated in July 2007 were offset directly against the gross proceeds of said offering. Outstanding deferred costs consisted of the costs for our two re-powering projects at Chula Vista and Escondido as well as costs capitalized for Project Acadia, a potential acquisition.

	March 31,	December 31,
Deferred Costs	2008	2007
Deferred development costs - Chula Vista	$2,399,247	$2,202,176
Deferred development costs - Escondido	344,798	286,580
Deferred development costs - Project Acadia	52,536	-
Total	$2,796,581	$2,488,756

NOTE 7 - LONG-TERM DEPOSITS

Long-term deposits consist primarily of contractually scheduled prepayments related to an agreement entered into with GE Packaged Power, Inc. during the first quarter for the purchase of two LM-6000 turbines for approximately $31 million to be used in the Chula Vista Upgrade Project. The agreement was disclosed previously in a Current Report Form 8-K filed January 29, 2008. Long-term deposits also include a security deposit for the land lease of the Company’s Chula Vista facility. Through the three months ended March 31, 2008 the Company has made approximately $9.5 million in scheduled deposit payments.

NOTE 8 - OTHER ASSETS & DEFERRED CHARGES

Other assts and deferred charges consist of $358,200 of deferred maintenance charges in connection with Planned Major Maintenance Activities (“PMMA”) for large assets as of March 31, 2008, net of amortization. The cost of these PMMA are accounted for in accordance with the deferral method as described in FSP-AIR. As such PMMA costs are capitalized and then recognized over the earlier of (i) the remaining life of the asset or (ii) until the next PMMA for that equipment. For the three months ending March 31, 2008 and 2007 the company amortized $32,562 and $0 of deferred maintenance charges, respectively.

NOTE 9 - LONG-TERM DEBT

On January 31, 2006, MMC North America entered into a Loan and Security Agreement (the “Loan Agreement”) with TD Banknorth (the “Bank”), for a $3.5 million senior debt facility, including a $3.0 million term loan (the “Term Loan”) and a $500,000 revolving loan (the “Revolver,” together with the Term Loan, the “Loans”). The Term Loan provides for interest payments only for the first eight months, and 81 monthly principal payments in the amount of $37,038 each thereafter, with a final maturity date of May 3, 2013. The Term Loan bears interest at a fixed rate equal to 7.58%. Approximately $2.1 million of the Term Loan proceeds were funded into an escrow account under control of the Bank and restricted in use to valid repair and re-commissioning costs in accordance with a re-commissioning plan agreed to between MMC North America and the Bank. The remaining proceeds, net of related transaction costs, were used for general working capital purposes. All escrowed funds for repair and re-commissioning were expended for the intended use.

Advances against the Revolver are payable on demand and bear interest at the Prime Rate plus 1.00%. Beginning in 2006, amounts outstanding under the Revolver must be repaid in full and a zero balance maintained for at least 30 consecutive days at any time during the year. MMC North America has not made any borrowings under the Revolver.

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

NOTE 10 - COMMITMENTS AND CONTINGENT LIABILITIES

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

MMC North America has arranged for the continuation of an irrevocable letter of credit in the amount of $100,000 (the “Letter of Credit”) to a counterparty with whom it originally entered into an energy services agreement in November 2006 (the “ESA”). The counterparty may draw upon the Letter of Credit to recover liquidated damages suffered by the counterparty in connection with any energy sales it may make on behalf of MMC North America and MMC Mid-Sun in the event MMC North America or MMC Mid-Sun fails to meet its obligations, or for any other unsatisfied obligations under the ESA. The Letter of Credit expires on February 28, 2009. Availability under the Revolver is reduced from $500,000 to $400,000 while the Letter of Credit remains outstanding.

On January 29, 2008, the Company entered into an agreement to purchase two LM-6000 turbines from GE Packaged Power, Inc. The total cost of these turbines is approximately $31 million. The Company will make scheduled deposit payments for the purchase price of the turbines through March 2009, the expected delivery date of the turbines. Through the date of this report, the Company has made approximately $11.2 million in scheduled payments.

As the Company’s facilities are located in California, they are exposed to the risk of potential damage from a catastrophic event such as an earthquake.  In addition, the Chula Vista facility lies within a designated flood plane and is therefore potentially at risk if subject to a 100 year flood event.  While the Company generally insures its facilities at replacement cost, the Company’s insurance policy imposes a $1 million limit on claims resulting from an earthquake or flood.  Supplemental coverage for these risks is cost prohibitive and therefore the Company has foregone purchasing such coverage and, effectively self insures for these risks.  Accordingly, should any of the Company’s facilities be damaged by such an event, the insurance proceeds to the Company may not be sufficient to cover the costs required to restore such facilities to operating condition.  Furthermore, should such a catastrophic event result in the permanent loss of any of its three facilities, the Company believes the insurance proceeds would not be sufficient to recover the loss of future cash flows, or expected market value, of the facility.

The Company filed a complaint with the Federal Energy Regulatory Commission (‘‘FERC’’) on March 13, 2008 seeking an order directing the CAISO to allow the Company to participate in the spinning reserve market. The CAISO filed a counterclaim on April 14, 2008 disputing the Company’s position. The Company reiterated its position in a response to the counterclaim filed April 29, 2008. The CAISO has the option of responding to our most recently filed response up to 15 days after the date its filing, but has not done so through the date of this quarterly report. Customarily the FERC will issue a binding ruling within 20 days of final submissions by the complaining parties. The FERC may extend its time of issue a ruling at its discretion.

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

The Company’s primary office space is currently leased through December 31, 2010. Additionally, in February 2008, the Company opened an office in San Diego which is currently leased through March 2009.

The Company has consulting agreements with outside contractors to provide various services. The Agreements are generally for a term of 12 months from inception and renewable automatically from year to year unless either the Company or the Consultant terminates such engagement by written notice.

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity. Neither the Company nor any subsidiary has any involvement in any material legal proceeding as of the report date.

NOTE 11 - EQUITY COMPENSATION

Under the Company’s 2006 Equity Incentive Plan (the “Plan”), 500,000 shares of common stock were reserved for issuance as incentive awards to executive officers, key employees and directors and outside consultants. As of March 31, 2008, 93,000 shares have been granted to employees, net of cancellations, in the form of stock option grants, with a weighted average exercise price of $9.21 per share, consistent with the market value of the Company’s common stock at the time of issuances. An additional 245,836 shares of restricted stock have been granted to employees and directors. As of March 31, 2008, 161,164 shares are available for issue under the Plan.

For the three months ended March 31, 2008 and 2007 the company issued 227,000 and 2,561 shares of restricted stock to its employees, respectively.

NOTE 12 - STOCKHOLDERS' EQUITY

During the quarter ended March 31, 2008, the Company issued 227,000 shares of restricted stock to its employees as compensation. As of the date of this report, the Company had 300,000,000 shares authorized under its Certificate of Incorporation and had issued and outstanding 14,144,347 shares of Common Stock. As of such date, the Company also had 10,000,000 shares of preferred stock authorized under its Certificate of Incorporation, none of which was issued or outstanding.

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

NOTE 13 - RELATED PARTY TRANSACTIONS

The Company had no related party transactions for the three month periods ended March 31, 2008 and 2007.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in our public filings, including this report.

Information contained in this filing contains “forward-looking statements” which can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “anticipates” or comparable terminology, or by discussions of strategy. We cannot assure you that the future results covered by these forward-looking statements will be achieved. Some of the matters described in the “Risk Factors” section of our Annual Report on Form 10-K and in our other public filings constitute cautionary statements which identify factors regarding these forward-looking statements, including certain risks and uncertainties that could cause actual results to vary materially from future results indicated in these forward-looking statements. Other factors could also cause actual results to vary materially from future results indicated in such forward-looking statements.

Overview

We are an energy management company that acquires and actively manages electricity generating and energy infrastructure related assets in the United States. Our mission is to acquire, directly or through joint ventures, a portfolio of small to mid-size electricity generating assets, generally below 250 megawatts, or “MW.” To date, we have acquired three electricity generating assets in California, totaling 110 MW of capacity and are in the process of upgrading two of these assets. We are also pursuing additional acquisitions of small to medium-sized power generating facilities primarily in California, the Mid-Atlantic states and the Northeastern portion of the United States. Our natural gas fueled electricity generating facilities are commonly referred to as “peaker” plants. Our plants are used to balance unexpected short term surges in demand, making them critical to the reliability, or “insurance,” of the power grids they serve. Our assets generate revenue from providing capacity and ancillary reliability services to transmission grids that distribute electricity to industrial and retail electricity providers. During peak electricity usage times, such as the summer, we also sell our electricity in the daily merchant market.

Our primary business strategy is to create long-term value by focusing on five core principles:

* Targeting transmission and electricity constrained regions

* Acquiring, developing and operating electricity generating and infrastructure related assets

* Restructuring acquired assets to maximize revenues

* Managing risk to optimize profitability

* Opportunistically partnering to develop renewable energy generating assets

In January 2008, we ordered two GE LM-6000 turbines for our Chula Vista Energy Upgrade Project, a 100 MW natural gas-fired peaking power plant in place of our existing 44 MW facility. We expect the turbines to be delivered in March 2009, which we believe will help ensure that our upgrade projects remain on schedule to commence commercial operation in the Summer of 2009. The turbines are the primary equipment to be used in the Chula Vista Energy Upgrade Project, and we expect to utilize similar but single turbine at our 50 MW Escondido Energy Upgrade Project. We expect the new turbines and related ancillary equipment to allow us to increase the each project’s capacity as well as to greatly improve their efficiency and reduce their emissions generated per MW-hour. In developing the new projects, we plan to decommission and remove the existing 44.5 MW power plants located on each project site.

Also in January 2008, the Escondido City Council approved our application for a conditional use permit to construct our Escondido Project. Upon receipt of an air permit from the San Diego Air Pollution Control District, the permitting process will be complete for the Escondido Project. In April 2008, we received a Preliminary Staff Assessment (PSA) from the California Energy Commission (CEC) relating to the licensing of our Chula Vista Project. The PSA concludes that the proposed project could be constructed and operated without causing significant environmental impacts if certain mitigation measures are implemented. We expect to complete the CEC permitting process in the Fourth Quarter.

In February, 2008 we filed a complaint with the Federal Energy Regulatory Commission to allow us to participate in the spinning reserve market. The CAISO has informed us that because we filed the complaint it may seek rescission of all spinning reserve revenues paid to date. We believe we are entitled to retain these revenues and intend to vigorously oppose any such action by the CAISO.

In March 2008, we announced the engagement of Merriman Curhan Ford as an exclusive financial advisor to assist the Company with evaluating potential joint venture partnerships, strategic alliances, asset sales, or other strategic transactions that may serve to increase shareholder value beyond pursuing the above strategy independently. Also in March 2008, we announced a $2.5 million share buy back program effective until September 30, 2008, due to the belief that our stock is currently undervalued and that the program offers a compelling investment value at such prices

We are managed by a team of professionals with significant energy sector experience and knowledge. Our executive officers and Board of Directors have extensive experience with industry leaders in the energy and finance sectors, as well as private equity, structured finance and project finance transactional experience. We intend to leverage this extensive experience and our relationships within the energy and finance sectors to execute on our core strategy and build significant long-term value for our stockholders.

We launched our acquisition strategy in January 2006 with the acquisition of two 44 MW natural gas fired electricity generating facilities in San Diego County, one in Chula Vista and the other in Escondido, California. This acquisition provided us entry to the California wholesale electricity market. We fully re-commissioned the facilities and began earning revenues in June 2006. We acquired the formerly idle facilities for what we believe to be a discounted value to market, and believe the facilities appreciated substantially in value following their repair and re-commissioning. In November 2006, we acquired MMC Mid-Sun, a 22 MW facility near Bakersfield, California, which we also successfully re-commissioned and began operating in January 2007.

On July 5, 2007, we listed our common stock on the Nasdaq Global Market in connection with the closing of a $50 million underwritten public offering of our common stock.

We currently have seven full time employees. We have contracted for third party labor for on-site operations and maintenance of our existing facilities, as well as energy management and trading support. We expect to manage any future facilities acquired in a similar fashion.

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

Results of Operations

Revenues

Our electricity generating facilities are generally referred to as “peaker” plants which are used to balance unexpected short term surges in electricity demand, making them critical to the reliability, or “insurance,” of the transmission grids they serve. Our revenues to date have been earned by providing resource adequacy capacity, ancillary services and energy production.

•
Resource Adequacy Capacity - Regulatory capacity payments for generators of any type are based strictly on total installed capacity measured in megawatts (“MW”). In the California market where we currently operates exclusively, market-based capacity revenues are earned through resource adequacy contracts, whereby the counterparty can point to the our facilities' installed capacity as a source to supply its peak demand plus a mandatory safety margin as dictated by the California Public Utilities Commission (“CPUC”). The contract does not create an obligation to supply electricity to the counterparty, but does obligate us to bid its energy into the CAISO markets on a daily basis such that our capacity is available to the CAISO, if needed, at our price. The resource adequacy capacity amount cannot exceed the qualified capacity amount for the resource. Qualified capacity is certified by CAISO. For 2007, the MMC Escondido and MMC Chula Vista facilities were certified by CAISO and the CPUC for 35.5 MW each, and MMC Mid-Sun for 22 MW, and for 2008, 35.5 MW each for the Escondido and Chula Vista facilities and MMC Mid-Sun for 21.8 MW.

•
Ancillary Services - Although there are several types of ancillary services, we primarily provide “spin” and “non-spin” services which call for the facilities to be delivering the awarded capacity within 10 minutes of dispatch whether already synchronized to the grid (spin) or not (non-spin). Spin services typically offer higher rates. As of October 9, 2007, Bear Energy L.P. (“Bear”) our scheduling coordinator advised us that it would no longer bid our facilities into the spin services market due to regulatory uncertainty concerning our spin qualification with CAISO. Furthermore, pricing for non-spin reserves has been negligible since October, 2007. While we expect pricing to recover somewhat during the peak Summer period, our ancillary service revenues will likely not be as large a percentage of our total revenues as they have been historically.

•
Energy Production - We provide electricity to a local power grid through day ahead and real time auctions managed by the CAISO, the “merchant market” or through financially settled bilateral agreements with a utility or other direct counterparty. As we have no outstanding electricity purchase agreements or other contracted energy production, all of our energy production revenues are earned in the daily merchant market.

Revenues for the three month periods ended March 31, 2008 and 2007 were distributed as follows:

Three months ended March 31,
Operating revenues:	2008	2007
Resource adequacy capacity	$581,750	$692,250
Ancillary services	5,138	391,541
Energy production	143,497	17,327
Total operating revenues	$730,385	$1,101,118

Revenues decreased 34% to $730,385 driven primarily by the drop in ancillary services due to the suspension of our spinning reserve services qualification by the CAISO. Non-spinning reserve service has historically priced lower than spinning reserve service and this trend has been accentuated during the past two quarters, and can be expected to continue during off peak periods. Historically, non-spinning reserve pricing has spiked in the summer months consistent with spinning reserves, however, there can be no assurances that trend will continue this summer. Accordingly, we expect that continued suspension of bidding spinning reserve services could have a material adverse effect on our results from operations. We continue to dispute the CAISO’s ruling on its spin qualification and have filed a complaint with the Federal Energy Regulatory Commission (the “FERC”) with a view toward restoring our spin qualifications. These proceedings are currently in process. The decrease in ancillary services was partially offset by higher energy revenues due to more frequent dispatches. Capacity revenues decreased due to our Escondido facility being paid in a shaped contract which reflects the seasonal demand for energy such that the vast majority of Escondido’s capacity revenues are earned during the summer.

Cost of Sales

Cost of sales for the three months ended March 31, 2008 and 2007 were $121,538 and $163,570 respectively, yielding gross profits of $608,847 and $937,548 and gross margin of 83% and 85%, respectively.

Our gross margin has been relatively high due to high margin resource adequacy capacity constituting the largest portion of our revenues. In addition, gross margins for energy production revenue remain high as we generally produce energy only during peak demand times which result in the highest prices for energy. We expect our gross margin to decrease significantly as a percentage of our revenues as we upgrade existing facilities and acquire additional facilities, which are expected to increase our gross energy production.

Costs of sales and gross margins were distributed as follows:

Three months ended March 31,
Costs of sales:	2008	2007
Costs of resource adequacy capacity	42,177	55,380
Costs of ancillary services	4,316	87,278
Costs of energy production	75,045	20,912
Total costs of sales	$121,538	$163,570

Gross Margin %

Three months ended March 31,
Costs of sales:	2008	2007
Costs of resource adequacy capacity	92.7%	92.0%
Costs of ancillary services	16.0%	77.7%
Costs of energy production	47.7%	-20.7%
Total costs of sales	83.4%	85.1%

Costs of sales include these major expenses:

•	Resource Adequacy Capacity - Includes primarily commissions paid to electricity marketers. We expect this revenue stream to remain at a very high margin.

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

•
Energy Production - Includes variable costs for fuel, primarily natural gas, used in the production of energy as well as pipeline fees for fuel transportation, grid management charges, variable incentive fees, and other direct charges associated with the provision of energy production. We expect energy production gross margins to decrease in future periods upon re-powering Chula Vista and Escondido or acquiring additional facilities.

Operations and Maintenance

Operations and maintenance expenses consist of the direct overhead expenses for operating and maintaining our electricity generating facilities. For the three months ended March 31, 2008 and 2007, operations and maintenance expenses were $730,123 and $414,158 respectively. These expenses consisted primarily of contracted labor, interconnection costs, repairs and maintenance, environmental consulting, environmental compliance and other semi-variable costs. The increase in expenses was driven primarily by higher labor costs and repairs and maintenance related to scheduled outages in the first quarter that are typically executed in the second quarter of the year. In addition the first quarter of 2007 does not reflect a full three months of operations for Mid-Sun as re-commissioning was completed during the quarter.

Re-commissioning Expenses

Re-commissioning expenses consist of the non-recurring initial planned repairs and re-commissioning costs required to restore electricity generating facilities and all related equipment to operating condition, including fuel and other costs relating to initial test runs of the facilities. Such expenditures are expensed for financial accounting purposes as they represent basic repairs and maintenance and do not otherwise extend the life of the assets. However, as such expenses are non-recurring on an asset by asset basis and pre-funded with the acquisition of the asset, management considers them part of its investment cost for evaluating returns on individual assets. We have completed the re-commissioning for our current assets, but expect to incur such costs with respect to future acquisitions, as they may be in mothball states and may have received little or no maintenance for significant periods of time.

For the three months ended March 31, 2008 and 2007, re-commissioning costs were $0 and $379,617, respectively. In 2008 the company had no re-commissioning projects in process. The 2007 period expense reflects the final costs of re-commissioning our Mid-Sun facility, which was completed in January 2007.

General and Administrative Expenses

For the three months ended March 31, 2008 and 2007, general and administrative expenses were $1,517,587 and $1,481,542, respectively. General and administrative expenses for the three months ended March 31, 2008 and 2007 were primarily driven by compensation and professional fees. The 2007 period expense includes a non-recurring charge of approximately $400,000 related to severance in connection with the departure of a former officer. While our recurring general and administrative expenses may increase on an absolute basis, we expect they will decrease as a percentage of total revenue as we continue to implement our growth strategy.

Interest and Other Expenses

Interest income for the three months ended March 31, 2008 reflects investment of the proceeds of the recently completed public offering in high-yield investment grade money market funds and debt securities partially offset by senior debt interest expense. We expect to continue to earn net interest income until the proceeds from the offering are utilized to acquire additional assets, which we expect to include debt financing, which will result in a material increase in interest expenses.

Other expense of $160,122 for the three months ended March 31, 2007 reflects legal and professional fees primarily related to unsuccessful financing activities prior to the public offering successfully completed July 2007. In subsequent periods in 2007 there was a full recovery of these costs.

Liquidity and Capital Resources

On July 5, 2007, we consummated a public offering of 9,090,910 shares of our common stock at $5.50 per share pursuant to a registration statement. This transaction resulted in net proceeds to us of approximately $46.1 million. As of March 31, 2008, we had $33.5 million in cash and equivalents. The majority of cash utilized during the quarter was attributable to approximately $9.5 million of deposits on turbines for our planned Chula Vista upgrade project and approximately a $1.2 million severance payment and related costs to our former chief executive officer.

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

On January 31, 2006, MMC North America, one of our wholly owned subsidiaries entered into a Loan and Security Agreement with TD Banknorth providing for a $3.5 million senior debt facility including a $3.0 million term loan and a $500,000 revolving loan. The term loan provides for interest-only payments during the first eight months, and 81 equal monthly principal payments in the amount of $37,038 thereafter, with a final maturity date of May 3, 2013. The term loan bears interest at a fixed rate equal to 7.58%.

Advances against the revolver are payable on demand and bear interest at the prime rate plus 1.00%. Beginning in 2006, amounts outstanding under the revolver must be repaid in full and a zero balance maintained for at least 30 consecutive days at any time during the year. We have not borrowed under the revolver.

The Loan Agreement places certain restrictions on MMC North America’s ability to make distributions to us and on transactions with affiliates. The Loan Agreement further subjects MMC North America to certain financial and other covenants, including maintaining a minimum Net Worth and minimum Debt Service Coverage ratio. These financial covenants are measured annually. During the last measurement of these covenants, for the twelve months ended December 31, 2007, we were in compliance with all covenants. The loans are collateralized by substantially all assets of MMC North America.

MMC North America has arranged for the continuation of an irrevocable letter of credit in the amount of $100,000 (the “Letter of Credit”) to a counterparty with whom we originally entered into an energy services agreement in November 2006 (the “ESA”). The counterparty may draw upon the Letter of Credit to recover liquidated damages suffered by the counterparty in connection with any energy sales it may make on behalf of MMC North America and MMC Mid-Sun in the event MMC North America or MMC Mid-Sun fails to meet its obligations, or for any other unsatisfied obligations under the ESA. The Letter of Credit expires on February 28, 2009. Availability under the Revolver is reduced from $500,000 to $400,000 while the Letter of Credit remains outstanding.

On January 29, 2008 the Company entered into an agreement with GE Packaged Power, Inc. for the purchase of two LM-6000 turbines to be used in the Chula Vista Upgrade Project for approximately $31 million. Through the date of this report the Company has made payments of approximately $11.2 million. These payments are classified as long-term deposits on our condensed consolidated balance sheet.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures, nor do we participate in non-exchange traded contracts requiring fair value accounting treatment.

In connection with the planned Chula Vista and Escondido upgrades and possible future acquisition of "mid-merit" electricity generation facilities, which are neither true baseload nor true peaking facilities, but somewhere in between, we may engage in certain hedging transactions. Such facilities would be more expensive to purchase but would be expected to generate substantially more energy production revenues. For such assets, hedging the commodity price risk becomes more critical and we would expect to enter into intermediate term financially settled hedge contracts that would serve the purpose of shifting the price risk of fuel cost and electricity pricing onto the counterparty, in effect swapping commodity price risk for credit risk. Management's experience in this area will become more critical with the purchase of such assets.

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

Recent Accounting Pronouncements

See Note 2 of the Notes to Condensed Consolidated Financial Statements for recent accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4T. CONTROLS AND PROCEDURES

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer as of March 31, 2008, we conducted an evaluation of effectiveness of the design and operation of our disclosure controls and procedures, (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of such date to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and treasurer, as appropriate to allow timely decisions regarding disclosure.

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

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On April 21, 2008 we filed an arbitration claim against Karl W. Miller, our former CEO, with the American Arbitration Association in the Borough of Manhattan, New York, New York, alleging, among other things, that he fraudulently induced MMC to enter into a Separation Agreement in connection with his removal as CEO, that Mr. Miller breached his obligations under the Separation Agreement and that he has tortuously interfered with MMC’s business relations. In December 2007, our Board of Directors removed Mr. Miller as CEO and in February 2008 paid him in excess of $1.1 million as severance and entered into a Separation Agreement with Mr. Miller. Under the Separation Agreement, Mr. Miller agreed, among other things, not to interfere with our business operations or disparage us, our Board of Directors or our management, and to abide by the non-competition and non-solicitation provisions of his Employment Agreement. As alleged in the Statement of Claim, less than one month after accepting the severance payment, Mr. Miller began issuing a series of disparaging press releases and announced his intention to launch a proxy contest. On April 16, 2008, Mr. Miller filed a preliminary proxy statement with the Securities and Exchange Commission which, as alleged in the Statement of Claim, is replete with disparaging statements concerning us and confirms that Mr. Miller is openly competing with us. In the arbitration, we are seeking an award requiring Mr. Miller to return the $1.1 million severance payment, punitive damages in an amount to be determined at trial and reasonable costs and attorney’s fees.

On May 6, 2008, Mr. Miller filed with the Supreme Court of the State of New York a petition to stay the arbitration on the grounds that at least some of the claims asserted in the arbitration were not subject to arbitration under the arbitration clause of Mr. Miller’s Employment Agreement. On May 8, 2008, we commenced a lawsuit against Mr. Miller in the United States District Court for the Southern District of New York asserting the same claims arising from the Separation Agreement that we previously asserted in the arbitration proceeding.

From time to time we may become a party to other litigation or legal proceedings that are part of the ordinary course of our business, involving routine litigation that is incidental to our business. Management and legal counsel periodically review the probable outcome of such proceedings, the costs and expenses reasonably expected to be incurred, the availability and extent of insurance coverage, and established reserves.

While it is not possible at this time to predict the outcome of these legal actions or any need for additional reserves, in the opinion of management, based on these reviews, it is remote that the disposition of any lawsuits will have a material adverse effect on the Company's financial position, results of operations, cash flows or competitive position.

ITEM 1A. RISK FACTORS

Not Applicable

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a) Exhibits.

10.20	Equipment and Services Agreement, dated January 25, 2008, by and between MMC Energy, Inc. and GE Packaged Power, Inc.

10.21	Separation Agreement and Release, dated February 7, 2008, by and between MMC Energy, Inc. and Karl W. Miller

10.22	Second Amendment to the Energy Management Agreement between Bear Energy LP and MMC Mid-Sun LLC *

10.23	Third Amendment to the Energy Management Agreement between Bear Energy LP and MMC Energy North America, LLC; MMC Chula Vista, LLC; and MMC Escondido, LLC *

31.1	Certification pursuant to Rules 13a - 14(a) and 15d - 14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification pursuant Rules 13a - 14(a) and 15d - 14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification pursuant to 18 U.S. C. Section 1350

32.2	Certification pursuant to 18 U.S. C. Section 1350

* Portions of this Exhibit were omitted and have been filed separately with the Secretary of the Commission pursuant to the Company’s Application requesting Confidential Treatment under Rule 24b-2 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MMC ENERGY, INC.

By:	/s/ Michael J. Hamilton
Michael J. Hamilton
Chief Executive Officer

	By:	/s/ Denis Gagnon
Denis Gagnon
Chief Financial Officer and Principal Accounting Officer

DATE: May 14, 2008