Form 10-Q
period 2008-06-30
MMC ENERGY, INC.
filed 2008-08-12
CIK 1312206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

(212) 977-0900
(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes࿠ No ☒

As of August 11, 2008 the registrant had 14,144,347 shares of Common Stock outstanding

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we do not know whether we can achieve positive future results, levels of activity, performance, or goals. Actual events or results may differ materially. We undertake no obligation to update any of the forward-looking statements after the date of this Quarterly Report to conform to those statements to reflect the occurrence of unanticipated events, except as required by applicable law.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

MMC ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
Assets	2008	2007
Current assets:	(unaudited)
Cash and equivalents	$20,876,742	$42,582,697
Accounts receivable (Note 3)	229,938	62,855
Unbilled receivables (Note 3)	318,247	-
Spare parts inventories	90,917	94,089
Prepaids and deposits (Note 3)	268,541	215,254
Securities avaliable for sale (Note 4)	-	4,075,000
Total current assets	21,784,385	47,029,895

Property, plant and equipment, net (Note 5)	6,422,555	6,721,153

Other assets:
Deferred costs (Note 6)	3,652,056	2,488,756
Long-term deposits (Note 7)	20,117,729	98,630
Other assets and deferred charges (Note 8)	325,638	390,762
Total other assets	24,095,423	2,978,148
Total assets	$52,302,363	$56,729,196

Liabilities & Stockholders' equity
Current Liabilities:
Current maturities of long-term debt (Note 9)	$444,456	$444,456
Accounts payable	818,546	453,654
Deferred revenue	-	65,713
Other accrued expenses	631,337	769,164
Accrued compensation	601,867	1,740,077
Total current liabilities	2,496,206	3,473,064

Long-term debt (Note 9)	1,740,708	1,962,936
Commitments & contingencies (Note 10)

Stockholders' Equity (Note 12)
Preferred Stock; 10,000,000 shares authorized; none issued and outstanding; $.001 par value	-	-
Common stock; 300,000,000 shares authorized with 14,144,347 issued and outstanding as of June 30, 2008 and 13,917,347 outstanding as of December 31, 2007; $.001 par value	14,144	13,917
Additional paid-in capital	61,792,308	61,658,887
Accumulated deficit	(13,741,003)	(10,379,608)
Total stockholders' equity	48,065,449	51,293,196
Total liabilities and stockholders' equity	$52,302,363	$56,729,196

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

MMC ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2008	2007	2008	2007
Operating revenues:
Resource adequacy capacity	$627,900	$791,250	$1,209,650	$1,483,500
Ancillary services	327,481	612,846	332,619	1,004,387
Energy production	52,462	100,867	195,959	118,193
Total operating revenues	1,007,843	1,504,963	1,738,228	2,606,081
Costs of sales:
Costs of resource adequacy capacity	45,523	63,300	87,700	118,680
Costs of ancillary services	43,924	92,813	48,240	180,091
Costs of energy production	42,891	81,184	117,936	102,097
Total costs of sales	132,338	237,297	253,876	400,867
Gross Profit	875,505	1,267,666	1,484,352	2,205,213
Operating expenses:
Depreciation	300,339	279,222	594,661	516,185
Operations and maintenance	683,210	797,467	1,413,333	1,211,625
Re-commissioning expenses	-	39,517	-	419,135
General and administrative expenses	1,760,101	1,073,000	3,277,688	2,522,049
Total operating expenses	2,743,650	2,189,206	5,285,682	4,668,994
Loss from operations	(1,868,145)	(921,540)	(3,801,330)	(2,463,780)
Interest and other expenses
Interest expense	(55,777)	(54,380)	(120,798)	(110,254)
Interest income	187,635	52,325	560,733	71,239
Interest income (expense), net	131,858	(2,055)	439,935	(39,015)
Other income (expense), net	-	296,117	-	135,995
Total interest and other income (expense)	131,858	294,062	439,935	96,980
Net loss before provision for income taxes	(1,736,287)	(627,478)	(3,361,395)	(2,366,800)
Provision for income taxes	-	-	-	-
Net loss	$(1,736,287)	$(627,478)	$(3,361,395)	$(2,366,800)
				$-

Basic loss per common share
Net loss per share	$(0.12)	$(0.13)	$(0.24)	$(0.49)

Weighted average shares outstanding	14,144,347	4,811,438	14,057,912	4,807,073

Diluted loss per common share
Net loss per share	$(0.12)	$(0.13)	$(0.24)	$(0.49)

Weighted average shares outstanding	14,144,347	4,811,438	14,057,912	4,807,073

Weighted average shares outstanding - basic	14,144,347	4,811,438	14,057,912	4,807,073
Dilutive effect of assumed exercise of employee stock options, warrants and immediate vesting of unvested stock awards	-	-	-	-
Weighted average shares outstanding - diluted	14,144,347	4,811,438	14,057,912	4,807,073

Anti-dilutive shares excluded from diluted EPS computations	724,559	153,762	747,381	173,902

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

MMC ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM JANUARY 1, 2008 THROUGH JUNE 30, 2008
(Unaudited)

	Common	Common	Additional		Total
	Shares	Stock	Paid-in	Accumulated	Stockholders'
	$.001 Par Value	Amount	Capital	Deficit	Equity
Balance at December 31, 2007	13,917,347	$13,917	$61,658,887	$(10,379,608)	$51,293,196
Stock awards and options, net of cancellations	227,000	227	133,422		133,649
Net loss				(3,361,395)	(3,361,395)

Balance at June 30, 2008	14,144,347	$14,144	$61,792,308	$(13,741,003)	$48,065,449

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

MMC ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Operating Activities of Continuing Operations

Net loss	$(3,361,395)	$(2,366,801)

Adjustments to reconcile net loss to cash used in operating activities
Depreciation	594,661	516,185
Stock-based compensation	133,649	145,387
Changes in current assets & liabilities
(Increase) in receivables	(485,330)	(120,864)
Decrease in spare parts inventories	3,172	-
(Increase) Decrease in prepaids and deposits	(53,287)	185,799
(Decrease) Increase in accounts payable	(23,709)	446,971
(Decrease) Increase in deferred revenues	(65,713)	30,360
(Decrease) in other accrued expenses	(137,827)	(424,905)
(Decrease) increase in accrued compensation	(1,138,210)	107,538
Decrease in other assets and deferred charges	65,124	-
Other non-current, net	10,130	-
Net cash used in operations	(4,458,735)	(1,480,330)

Investing Activities of Continuing Operations
Purchases of property, plant and equipment	(296,063)	(338,155)
Equipment deposits paid	(20,029,229)	-
Proceeds from sale of securities available for sale, net	4,075,000	-
Deferred acquisition costs	(774,700)	(378,179)
Net cash used in investing activities	(17,024,992)	(716,334)

Financing Activities of Continuing Operations
Repayment of long-term debt	(222,228)	(222,228)
Deferred offering costs	-	(347,728)
Proceeds from issuance of stock, net	-	4,500
Net cash used in financing activities	(222,228)	(565,456)

Net decrease in cash and cash equivalents	(21,705,955)	(2,762,120)
Cash and cash equivalents at beginning of period	42,582,697	4,923,063
Cash and cash equivalents at end of period	$20,876,742	$2,160,943

Supplemental disclosures:
Cash paid for income taxes	$-	$8,870
Cash paid for interest	89,322	109,770

Non-cash investing and financing activities
Stock-based compensation	133,649	145,387
Deferred costs of public stock offering	-	314,161

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

MMC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. However, the results from operations for the three and six month periods ended June 30, 2008, are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2007 financial statements and footnotes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission (the “SEC”).

Organization and Line of Business

The Company is an energy management company that acquires and actively manages electricity generating and energy infrastructure related assets in the United States. The Company seeks to acquire, directly or through joint ventures, a portfolio of small to mid-size electricity generating assets, generally below 250 megawatts. In January 2006, the Company acquired two power generation facilities located in Chula Vista and Escondido, California, and in November 2006, the Company acquired a facility in Bakersfield, California (“Mid-Sun”). The Company is pursuing additional acquisitions of small to medium-sized power generating facilities primarily in California, the Mid-Atlantic and the Northeastern United States. The Company has also begun the process of upgrading the Chula Vista and Escondido facilities.

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

•
Ancillary Services – Although there are several types of ancillary services, the Company primarily provides “spin” and “non-spin” services which call for the facilities to be delivering the awarded capacity within 10 minutes of dispatch whether already synchronized to the grid (spin) or not (non-spin). Spin services typically offer higher rates. As of October 9, 2007 Bear Energy L.P. (“Bear”), the Company’s scheduling coordinator, advised the Company that it would no longer bid the Company’s facilities into the spin services market due to regulatory uncertainty concerning the Company’s spin qualification with CAISO. See Note 10 “Commitments and Contingent Liabilities” regarding the Company’s response to the CAISO’s position and the Federal Energy Regulatory Commission’s (“FERC”) resolution of the matter as of the report date.

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

Concentration of credit risk with respect to accounts receivable and revenues are high due to the small number of entities comprising the Company's customer base. For the three months ending June 30, 2008 and 2007, 62% and 53%, respectively, of the Company’s revenues were derived from one customer, Oxy, Inc (“Oxy”); a company which carries a senior debt rating of A3 as per Moody’s Rating Service. The Company received the balance of its revenues from CAISO.

For the six months ending June 30, 2008 and 2007, 70% & 57%, respectively of the Company’s revenues were derived from Oxy. The Company received the balance of its revenues from CAISO.

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

Basic and Diluted Earnings (Loss) Per Share

Basic and diluted income or loss per common share is based upon the weighted average number of common shares outstanding during the three and six month periods ended June 30, 2008 and 2007, under the provisions of SFAS No. 128, “Earnings Per Share” and as amended/superseded in SFAS No. 123(R), “Share-Based Payment”(“SFAS 123(R)”). As the Company incurred losses for the three and six month periods ending June 30, 2008 and 2007 dilutive shares presented for those periods are identical with basic shares outstanding. Below is a reconciliation of basic to diluted shares outstanding for the applicable periods as well as anti-dilutive shares excluded from calculations for the relevant periods:

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2008	2007	2008	2007
Basic, diluted and anti-dilutive shares
Weighted average shares outstanding - basic	14,144,347	4,811,438	14,057,912	4,807,073
Dilutive effect of assumed exercise of employee stock options, warrants and immediate vesting of unvested stock awards	-	-	-	-
Weighted average shares outstanding - diluted	14,144,347	4,811,438	14,057,912	4,807,073

Anti-dilutive shares excluded from diluted EPS computations	724,559	153,762	747,381	173,902

Stock-Based Compensation

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

The following table summarizes common stock options outstanding and the related exercise prices under the Company’s 2006 Equity Incentive Plan.

Options Outstanding					Options Exercisable
Grant Year	Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
2006	$10.00	72,000	7.87	$10.00	64,666	7.87	$10.00
2007	$6.50	21,000	8.83	$6.50	7,000	8.83	$6.50
Totals		93,000	8.09	$9.21	71,666	7.97	$9.66

Transactions during 2008 involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2007	93,000	$9.21
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Outstanding at June 30, 2008	93,000	$9.21

Based on the Company’s closing stock price of $2.25 on June 30, 2008, all stock options currently outstanding have no aggregate intrinsic value, and there were no in-the-money options exercisable. As of June 30, 2008, all exercisable options had a weighted-average remaining contractual life of 7.97 years and weighted-average exercise price of $9.66 per share.

For the three and six month periods ended June 30, 2008 and 2007 there were zero and 21,000 options granted, respectively.

Derivative Instruments

The Company accounts for freestanding derivative financial instruments potentially settled in its own common stock under Emerging Issues Task Force ("EITF") Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.” Pursuant to EITF Issue No. 00-19, the Company is required to recognize the initial fair value of the applicable contracts (consisting primarily of non-employee stock warrants and options to purchase common stock) as an asset or liability, and subsequently measure the change in the fair value (based on a Black-Scholes computation), with gains and losses included in a statement of operations. No such instruments were issued for the six month periods ended June 30, 2008 and 2007.

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

Recent Accounting Pronouncements

SFAS No. 163. In May 2008, the Financial Accounting Standards Board (the “FASB”) issued Statement on Financial Accounting Standards (“SFAS”) No. 163, “Accounting for Financial Guarantee Insurance Contracts - an interpretation of SFAS No. 60” (“SFAS 163”). Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under SFAS No. 5 “Accounting for Contingencies.” SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise’s risk-management activities. The Company does not expect that the adoption of this standard will have any impact on its financial position, results of operations or cash flows.

SFAS No. 162. In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The FASB believes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Accordingly, the FASB concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and issued SFAS No. 162 to achieve that result. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” As of the report date approval has not yet taken place. As the Company is not an insurance enterprise and does not engage in any insurance enterprise related activities the Company does not expect that the adoption of this standard will have a material impact on its financial position, results of operations or cash flows.

SFAS No. 161. In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - An Amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS 133; and (c) derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. Specifically, SFAS No. 161 requires: disclosure of the objectives for using derivative instruments in terms of underlying risk and accounting designation; disclosure of the fair values of derivative instruments and their gains and losses in a tabular format; disclosure of information about credit-risk-related contingent features; and cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect that the adoption of this standard will have a material impact on its financial position, results of operations or cash flows.

SFAS No.160. In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires that a non-controlling interest in a subsidiary be reported as equity and the amount of consolidated net income specifically attributable to the non-controlling interest be identified in the consolidated financial statements. It also requires consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any non-controlling equity investment retained in a deconsolidation. The Company will apply the provisions of this statement prospectively, as required, beginning on January 1, 2009 and does not expect the adoption of SFAS 160 to have a material effect on its consolidated financial statements.

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

NOTE 3 – RECEIVABLES AND PREPAID ITEMS

At June 30, 2008 and December 31, 2007 accounts receivable and prepaid items consisted of the following:

	June 30,	December 31,
	2008	2007
Accounts receivable	$229,938	$62,855
Allowance for doubtful accounts	-	-
Total	$229,938	$62,855

Unbilled receivables	$318,247	$-

Total	$318,247	$-

Prepaid insurance	$129,209	$114,785
Prepaid expenses	138,832	100,469
Short-term deposits	500	-
Total	$268,541	$215,254

Commencing in 2008, the Company is paid monthly in arrears on its resource adequacy capacity contracts versus monthly in advance as was the case in 2007.  Commencing in March 2008, the Company is paid under its energy management agreement with Bear Energy LP for revenues earned from CAISO for energy and ancillary services approximately 60 days in arrears versus 20 days in arrears in prior periods. Accordingly, unbilled receivables reflect two months of such revenues as of June 30, 2008 vs. one month as of December 31, 2007.

NOTE 4 – SECURITIES AVAILABLE FOR SALE

Securities Available-for-sale are accounted for under SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities.” Securities available for sale are carried at fair value with the unrealized gains or losses, net of tax, included as a component of accumulated other comprehensive income (losses) in stockholders' equity. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income, net. The fair values for marketable debt and equity securities are based on quoted market prices. Securities available for sale, in the past, consisted of municipal variable-rate demand notes (“VRDNs”). VRDNs are long-term bonds that have an embedded put option. This put option is at par (100%) and is 7 days from the point of exercise.  Thus, rolling liquidity is available on this position on trade date plus seven days basis. In addition due to the presence of the put the VRDNs are generally never subject to a change in market value and thus do not generate any mark-to-market adjustments except in extraordinary market situations. These VRDNs belong to a broader group known as Auction Rate Securities. The Company sold these securities at face value in the current quarter and did not incur any gains or losses on such disposition. At the report date the Company had no instruments classified as securities available for sale.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

At June 30, 2008 and December 31, 2007 property, plant and equipment consisted of the following:

	June 30,	December 31,
	2008	2007
Land	$375,000	$375,000
Automobile	21,927	21,927
Office equipment	144,642	115,825
Machinery, equipment & other	8,193,231	7,925,985
	8,734,800	8,438,737
Accumulated depreciation	(2,312,245)	(1,717,584)
Total	$6,422,555	$6,721,153

Depreciation for the three months ended June, 2008 and 2007 was $300,339 and $279,222, respectively.

Depreciation for the six months ended June, 2008 and 2007 was $594,661 and $516,185, respectively.

NOTE 6 – DEFERRED COSTS

Deferred costs in connection with acquisitions and capital raises are accounted for based upon their stage in the acquisition/financing process. Costs of acquisitions and or financings can be broadly classified in four categories: exploratory, pre-acquisition, in-process and in-service. Typically, exploratory costs are expensed as incurred. When a financing or acquisition is determined to be probable as per management’s assessment, all costs in connection with such transaction are eligible to be capitalized at the assessment date as well as throughout the actual implementation. When the acquisition is completed, related deferred costs are capitalized as a component of the asset cost basis and depreciated over the useful life of the asset. Deferred costs related to the Company’s public stock offering consummated in July 2007 were offset directly against the gross proceeds of said offering. Outstanding deferred costs consisted primarily of $3,244,837 of the costs for the Company’s two re-powering projects at Chula Vista and Escondido, and $407,219 of costs incurred in connection with the Company’s $25.5 million debt financing facility (the “Facility”) with GE Energy Financial Services (“GE Finance”), consummated on June 30, 2008.

	June 30,	December 31,
Deferred Costs	2008	2007
Deferred development costs - Chula Vista	$2,867,673	$2,202,176
Deferred development costs - Escondido	377,164	286,580
Deferred financing costs - GE Financial	407,219	-

Total	$3,652,056	$2,488,756

NOTE 7 – LONG-TERM DEPOSITS

Long-term deposits consist primarily of contractually scheduled prepayments related to two agreements entered into with GE Packaged Power, Inc. for the purchase of two LM-6000 turbines for the Chula Vista Upgrade Projects and one LM-6000 turbine for the Escondido Upgrade Project. Long-term deposits also include a security deposit for the land lease of the Company’s Chula Vista facility. Through the six months ended June 30, 2008 the Company has made approximately $20.0 million in scheduled deposit payments.

NOTE 8 – OTHER ASSETS & DEFERRED CHARGES

Other assts and deferred charges consist of $325,638 of deferred maintenance charges in connection with Planned Major Maintenance Activities (“PMMA”) for large assets, net of amortization. The cost of these PMMA are accounted for in accordance with the deferral method as described in FASB Staff Position’s “Audit Guide for Airlines” (“FSP-AIR”). As such PMMA costs are capitalized and then recognized over the earlier of (i) the remaining life of the asset or (ii) until the next PMMA for that equipment. For the three months ending June 30, 2008 and 2007, the company amortized $32,562 and $0 of deferred maintenance charges, respectively.

For the six months ending June 30, 2008 and 2007, the Company amortized $65,124 and $0 of deferred maintenance charges, respectively.

NOTE 9 – LONG-TERM DEBT

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

On June 30, 2008 the Company’s wholly owned subsidiaries, MMC Chula Vista II and MMC Escondido II, entered into a loan facility with GE Energy Financing Services, or GE Finance, in connection with the Company’s purchase of three GE LM-6000 PC Sprint(r) natural gas-fired turbines from GE Energy, as described above.

The loan facility with GE Finance allows the Company’s subsidiaries to borrow the $25.5 million, provided that the Company first contributes equity capital to each subsidiary sufficient to cover the balance of the turbines' purchase price, among other customary conditions. Loans made under the facility bear interest at the prime rate plus 2.75% and are fully guaranteed by the Company. GE Finance has obtained a right of first refusal to provide the full project debt financing to each of the projects upon receipt of final permitting. The loans are due in full 150 days after the final turbine is ready to ship, and carry prepayment penalties if prepaid in the first 12 months or in the event the projects proceed with debt other than from GE Finance. The loans also include an unused annual line fee of 0.5% on the difference between the outstanding loan balance and the total commitment of $25.5 million. The facility also places certain restrictions on the subsidiaries’ ability to make distributions to the Company and with respect to maintaining the turbines as collateral among other covenants typical of such equipment loans. The loans are collateralized by substantially all assets of the subsidiaries.

As of the date of this report, there have been no borrowings under the GE Finance facility.

NOTE 10 – COMMITMENTS AND CONTINGENT LIABILITIES

In February 2007, the Company announced that it had learned that one hundred thousand shares of its common stock issued as part of a 1.2 million share private placement transaction it consummated in May 2006 were purchased by an entity controlled by Louis Zehil, who at the time of the purchase was a partner of the Company’s external legal counsel for the private placement transaction, McGuireWoods LLP. The Company also announced that it believes that Mr. Zehil improperly caused the Company’s former transfer agent not to place a required restrictive legend on the certificate for these one million shares and that Mr. Zehil then caused the entity he controlled to resell these shares. The Company reported Mr. Zehil’s conduct to the SEC and, subsequently, the SEC recently sued Mr. Zehil in connection with this matter further alleging that Mr. Zehil engaged in a similar fraudulent scheme with respect to six additional public companies represented at the relevant time by McGuireWoods LLP.

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

On January 29, 2008, the Company entered into an agreement to purchase two LM-6000 turbines from GE Packaged Power, Inc. in connection with its Chula Visa Upgrade Project. The total cost of these turbines is approximately $31.0 million. The Company will make scheduled deposit payments for the purchase price of the turbines through March 2009, the expected delivery date of the turbines. Through the date of this report, the Company has made approximately $14.5 million in scheduled payments.

On May 15, 2008, the Company entered into an agreement to purchase one LM-6000 turbine from GE Packaged Power, Inc. in connection with its Escondido Upgrade Project. The total cost of the turbine is approximately $15.3 million. The Company will make scheduled deposit payments for the purchase price of the turbines through December 2008, the expected delivery date of the turbines. Through the date of this report, the Company has made approximately $4.8 million in scheduled payments.

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

On June 6, 2008, the FERC issued an order rejecting the Company’s arguments that its facilities comply with the CAISO's tariff to provide spinning reserve services, and that it be allowed to resume bidding into this market. The FERC did, however, direct the CAISO to reimburse the Company for disputed charges related to spinning reserve revenues earned prior to and including September 18, 2006, and directed that a settlement judge be appointed to conduct settlement negotiations in an effort to resolve disputes as to any further reimbursements for contested charges subsequent to September 18, 2006. Although not discussed in the FERC's order, the CAISO has asserted that it is entitled to recover additional spinning reserve revenues paid to the Company since September 18, 2006; however, the Company disputes this position. On July 7, 2008, the Company filed a request for rehearing of the FERC's ruling and it continues to evaluate other legal remedies. Also on July 7, the CAISO filed a request for rehearing with respect to the recovery of the pre-September 18, 2006 disputed charges awarded to us. The requests for rehearing remain pending before the FERC.

The Company is unable to gauge the extent of its ultimate relief or any liability with respect to this and any and all future regulatory matters. The costs and other effects of any future litigation, regulatory proceedings, legal and administrative cases, settlements, judgments, claims and changes in this matter will not have a material adverse effect on the Company’s financial condition and liquidity but may have a material impact on future operating results.

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

NOTE 11 – EQUITY COMPENSATION

Under the Company’s 2006 Equity Incentive Plan (the “Plan”), 500,000 shares of common stock were reserved for issuance as incentive awards to executive officers, key employees and directors and outside consultants. As of June 30, 2008, 93,000 shares have been granted to employees, net of cancellations, in the form of stock option grants, with a weighted average exercise price of $9.21 per share, consistent with the market value of the Company’s common stock at the time of issuances. An additional 245,836 shares of restricted stock have been granted to employees and directors. As of June 30, 2008, 161,164 shares are available for issue under the Plan.

During the three months ended June 30, 2008 and 2007 the company issued zero shares of restricted stock to its employees.

During the six months ended June 30, 2008 and 2007 the company issued 227,000 and 2,561 shares of restricted stock to its employees, respectively.

NOTE 12 – STOCKHOLDERS' EQUITY

During the quarter ended June 30, 2008, the Company issued 0 shares of restricted stock to its employees as compensation. As of the date of this report, the Company had 300,000,000 shares authorized under its Certificate of Incorporation and had issued and outstanding 14,144,347 shares of Common Stock. As of such date, the Company also had 10,000,000 shares of preferred stock authorized under its Certificate of Incorporation, none of which was issued or outstanding.

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

During the six months ended June 30, 2008 and 2007 the Company has issued 227,000 and 2,561 shares of restricted stock as compensation for its employees and directors.

NOTE 13 – RELATED PARTY TRANSACTIONS

The Company had no related party transactions for the three and six month periods ended June 30, 2008 and 2007.

NOTE 14 – SUBSEQUENT EVENTS

On July 7, 2008 the Company announced that it received an Authority to Construct permit from the San Diego Air Pollution Control District, the final regulatory approval required to commence its Escondido Energy Upgrade Project. The Company announced in February the receipt of a Conditional Use Permit from the City of Escondido, which was the other major permit required to commence the Upgrade Project. The Escondido Upgrade Project is now fully permitted.

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

* Acquiring, developing and operating electricity generating and infrastructure related assets

* Restructuring acquired assets to maximize revenues

* Managing risk to optimize profitability

* Opportunistically partnering to develop renewable energy generating assets

We are currently exploring additional value creation opportunities.   In March 2008, we announced the engagement of Merriman Curhan Ford as an exclusive financial advisor to assist the Company with evaluating potential joint venture partnerships, strategic alliances, asset sales, or other strategic transactions that may serve to increase shareholder value beyond pursuing the above strategy independently.  In March 2008, we announced a $2.5 million share buy back program effective through September 30, 2008, due to our belief that our stock is currently undervalued. As of June 2008 we have successfully entered into agreements with GE Packaged Power, Inc to purchase three LM-6000 turbines for the Chula Vista and Escondido Upgrade projects. In addition we simultaneously secured a debt facility for $25.5 million with GE Energy Financial Services, Inc. specifically for the purchase of those turbines. In July, we secured the Authority to Construct permit for the Escondido project. This permit and the Conditional Use permit we secured in February 2008 for Escondido represent the successful completion of the permitting phase of the Escondido Upgrade Project.

On June 6, 2008, the FERC issued an order rejecting our arguments that our facilities comply with the CAISO's tariff to provide spinning reserve services, and that we be allowed to resume bidding into this market. The FERC did, however, direct the CAISO to reimburse us for disputed charges related to spinning reserve revenues earned prior to and including September 18, 2006, and directed that a settlement judge be appointed to conduct settlement negotiations in an effort to resolve disputes as to any further reimbursements for contested charges subsequent to September 18, 2006. Although not discussed in the FERC's order, the CAISO has asserted that it is entitled to recover additional spinning reserve revenues paid to us since September 18, 2006; however, we dispute this position. On July 7, 2008, we filed a request for rehearing of the FERC's ruling and we continue to evaluate other legal remedies. Also on July 7, the CAISO filed a request for rehearing with respect to the recovery of the pre-September 18, 2006 disputed charges awarded to us. The requests for rehearing remain pending before the FERC.

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

During the first half of 2008 we achieved significant progress with respect to our upgrade projects for Chula Vista and Escondido. During this period we entered into two agreements to purchase two and one LM-6000 turbine(s) from GE Packaged Power, Inc. for the Chula Vista and Escondido projects, respectively. The total value of these contracts is approximately $45.5 million.

On June 30, 2008 our wholly owned subsidiaries, MMC Chula Vista II and MMC Escondido II, entered into a loan facility with GE Energy Financing Services, or GE Finance, in connection with our purchase of the three GE LM-6000 PC Sprint(r) natural gas-fired turbines from GE Energy, as described above.

The loan facility with GE Finance allows our subsidiaries to borrow the $25.5 million, provided that we first contribute equity capital to each subsidiary sufficient to cover the balance of the turbines' purchase price, among other customary conditions. Loans made under the facility bear interest at the prime rate plus 2.75% and are fully guaranteed by the Company. GE Finance has obtained a right of first refusal to provide the full project debt financing to each of the projects upon receipt of final permitting. The loans are due in full 150 days after the final turbine is ready to ship, and carry prepayment penalties if prepaid in the first 12 months or in the event the projects proceed with debt other than from GE Finance. The loans also include an unused line fee of 0.5% on the difference between the outstanding loan balance and the total commitment of $25.5 million. The facility also places certain restrictions on our subsidiaries’ ability to make distributions to us and with respect to maintaining the turbines as collateral among other covenants typical of such equipment loans. The loans are collateralized by substantially all assets of the subsidiaries.

On July 7, 2008 we announced that we have received an Authority to Construct permit from the San Diego Air Pollution Control District, the final regulatory approval required to commence its Escondido Energy Upgrade Project. In addition, we announced in February the receipt of a Conditional Use Permit from the City of Escondido, which was the other major permit required to commence the Upgrade Project. The Escondido Upgrade Project is now fully permitted.

We currently have seven full time employees. However, we contract for third party labor for on-site operations and maintenance of our existing facilities, as well as energy management and trading support. We expect to manage any future facilities acquired in a similar fashion.

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

We recognize energy production revenue when energy has been substantially transmitted to the customer. We recognize revenue when electricity is delivered to a customer pursuant to contractual commitments that specify volume, price and delivery requirements. Some sales of energy are based on economic dispatch, or "as-ordered," by an independent system operator, or "ISO," based on member participation agreements, but without an underlying contractual commitment. Revenues for sales of energy based on ISO dispatches are recorded on the basis of MW-hours delivered, at the applicable wholesale market prices. In addition to bilateral contracts that we may enter into from time to time, we generally offer our energy to the ISO daily at our variable cost to produce plus a desired minimum profit margin. Our facilities can be dispatched only if the market clearing price exceeds our bid price. We may also receive "out of merit" dispatches in times when the market price is less than our bid price, but our electricity is needed locally due to local transmission constraints, in which case we will be paid our bid price for energy provided.

As described under "Results of Operations" below, we also recognize revenues from the provision of ancillary services and under capacity contracts. Although there are several types of ancillary services, to date we have primarily provided "spin" and "non spin" services, which call for the facilities to be delivering the awarded capacity within 10 minutes of dispatch whether already connected to the grid (spin) or not (non-spin). As noted in Note 10, we no longer provide spinning reserve revenues and will not going forward with the existing facilities. We recognize these revenues at the time of dispatch by the ISO. Capacity (resource adequacy) contract revenues are recognized based on the facility's capacity as certified by the California Public Utility Commission, or CPUC, and by CAISO.

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

•
Resource Adequacy Capacity – Regulatory capacity payments for generators of any type are based strictly on total installed capacity measured in megawatts. In the California market where we currently operate exclusively, market-based capacity revenues are earned through resource adequacy contracts, whereby the counterparty can point to our facilities' installed capacity as a source to supply its peak demand plus a mandatory safety margin as dictated by the California Public Utilities Commission or CPUC The contract does not create an obligation to supply electricity to the counterparty, but does obligate us to bid the facilities’ energy into the CAISO markets on a daily basis such that our capacity is available to the CAISO, if needed, at our bid price. The resource adequacy capacity amount cannot exceed the qualified capacity amount for the resource. Qualified capacity is certified by CAISO. For 2007, the MMC Escondido and MMC Chula Vista facilities were certified by CAISO and the CPUC for 35.5 MW each, and MMC Mid-Sun for 22 MW, and for 2008, 35.5 MW each for the Escondido and Chula Vista facilities and MMC Mid-Sun for 21.8 MW.

•
Ancillary Services – Although there are several types of ancillary services, we primarily provide “spin” and “non-spin” services which call for the facilities to be delivering the awarded capacity within 10 minutes of dispatch whether already synchronized to the grid (spin) or not (non-spin). Spin services typically offer higher rates. As of October 9, 2007, Bear Energy L.P., our scheduling coordinator, advised us that it would no longer bid our facilities into the spin services market due to regulatory uncertainty concerning our spin qualification with CAISO. Furthermore, pricing for non-spin reserves has been negligible since October 2007. While we expect non-spin pricing to recover somewhat during the peak Summer period, our ancillary service revenues will likely not be as large a percentage of our total revenues as they have been historically.

•
Energy Production – We provide electricity to the local power grid through day ahead and real time auctions managed by the CAISO, the “merchant market” or through financially settled bilateral agreements with a utility or other direct counterparty. As we have no outstanding electricity purchase agreements or other contracted energy production, all of our energy production revenues are earned in the daily merchant market.

Revenues for the three and six month periods ended June 30, 2008 and 2007 were distributed as follows:

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
Periods ended June 30,	2008	2007	2008	2007
Operating revenues:
Resource adequacy capacity	$627,900	$791,250	$1,209,650	$1,483,500
Ancillary services	327,481	612,846	332,619	1,004,387
Energy production	52,462	100,867	195,959	118,193
Total operating revenues	$1,007,843	$1,504,963	$1,738,228	$2,606,081

Revenues for the three month period ended June 30, 2008 decreased 33% to $1,007,843 from the same period in 2007 driven primarily by the drop in ancillary services revenues due to the suspension of our spinning reserve services qualification by the CAISO. Non-spinning reserve service has historically priced lower than spinning reserve service and this trend has been accentuated during the last three quarters, and can be expected to continue during off peak periods. Historically, non-spinning reserve pricing has spiked in the summer months consistent with spinning reserves, however, there can be no assurances that trend will continue this summer. In June 2008, the FERC upheld the CAISO’s position that MMC was not qualified to provide spinning reserve services. See Note 10 of our Condensed Consolidated Financial Statements included in this report for more detail.

Revenues for the six month period ended June 30, 2008 decreased 33% to $1,738,228 from the same period in 2007 driven primarily by the drop in ancillary services due to the suspension of our spinning reserve services qualification by the CAISO. Accordingly, we expect that continued suspension of bidding will have a material adverse effect on our results from operations. In June 2008, the FERC upheld CAISO’s position that we are not qualified for spinning reserve services. We continue to dispute FERC’s ruling on our spinning qualification and on July 7, 2008 filed a request for re-hearing. These proceedings are currently in process. The decrease in ancillary services was partially offset by higher energy revenues due to more frequent dispatches.

Capacity revenues decreased due to our Escondido facility being paid in a shaped contract which reflects the seasonal demand for energy such that the vast majority of Escondido’s capacity revenues are earned during the summer.

Cost of Sales

Cost of sales for the three months ended June 30, 2008 and 2007 were $132,338 and $237,297 respectively, yielding gross profits of $875,505 and $1,267,666 and gross margin of 87% and 84%, respectively.

Costs of sales for the six months ended June 30, 2008 and 2007 were $253,876 and $400,867 respectively yielding gross profits of $1,484,352 and $2,205,213, respectively and gross margins of 85% for both periods.

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

Costs of sales and gross margins were distributed as follows:

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
Periods ended June 30,	2008	2007	2008	2007
Costs of sales:
Costs of resource adequacy capacity	45,523	63,300	87,700	118,680
Costs of ancillary services	43,924	92,813	48,240	180,091
Costs of energy production	42,891	81,184	117,936	102,097
Total costs of sales	$132,338	$237,297	$253,876	$400,867

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
Periods ended June 30,	2008	2007	2008	2007
Gross margin:
Gross margin of resource adequacy capacity	92.7%	92.0%	92.7%	92.0%
Gross margin of ancillary services	86.6%	84.9%	85.5%	82.1%
Gross margin of energy production	18.2%	19.5%	39.8%	13.6%
Total costs of sales	86.9%	84.2%	85.4%	84.6%

Costs of sales include these major expenses:

•	Resource Adequacy Capacity – Includes primarily commissions paid to electricity marketers. We expect this revenue stream to remain at a very high margin.

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

•
Energy Production – Includes variable costs for fuel, primarily natural gas, used in the production of energy as well as pipeline fees for fuel transportation, grid management charges, variable incentive fees, and other direct charges associated with the provision of energy production. . We expect our gross margin to decrease significantly as a percentage of our revenues as we upgrade existing facilities and acquire additional facilities, which are expected to increase our gross energy production.

Operations and Maintenance

Operations and maintenance expenses consist of the direct overhead expenses for operating and maintaining our electricity generating facilities. For the three months ended June 30, 2008 and 2007, operations and maintenance expenses were $683,210 and $797,467 respectively. These expenses consisted primarily of contracted labor, interconnection costs, repairs and maintenance, environmental consulting, environmental compliance and other semi-variable costs. The decrease in expenses was driven primarily by the timing of scheduled annual maintenance, occurring in part during the first quarter of 2008, but executed primarily in the second quarter of 2007.

For the six months ended June 30, 2008 and 2007, operations and maintenance expenses were $1,413,333 and $1,211,625 respectively. The increase in expenses was primarily because the first half of 2007 did not reflect a full six months of operations for Mid-Sun, which was re-commissioned during the first quarter of 2007.

Re-commissioning Expenses

Re-commissioning expenses consist of the non-recurring initial planned repairs and re-commissioning costs required to restore electricity generating facilities and all related equipment to operating condition, including fuel and other costs relating to initial test runs of the facilities. Such expenditures are expensed for financial accounting purposes as they represent basic repairs and maintenance and do not otherwise extend the life of the assets. However, as such expenses are non-recurring on an asset by asset basis and pre-funded with the acquisition of the asset, management considers them part of its investment cost for evaluating returns on individual assets. We have completed the re-commissioning for our current assets, but expect to incur such costs with respect to future acquisitions, as they may be in mothball status and may have received little or no maintenance for significant periods of time.

For the three months ended June 30, 2008 and 2007, re-commissioning costs were $0 and $39,517, respectively, and for the six months ended June 30, 2008 and 2007, re-commissioning costs were $0 and $419,135 respectively. In 2008, the company had no re-commissioning projects in process.

General and Administrative Expenses

For the three months ended June 30, 2008 and 2007, general and administrative expenses were $1,760,101 and $1,073,000, respectively. General and administrative expenses for the three months ended June 30, 2008 and 2007 were primarily driven by compensation, professional fees and investor relations expenses, most of which were incurred in connection with our annual meeting of stockholders held May 28, 2008 and the related proxy fight.

For the six months ended June 30, 2008 and 2007, general and administrative expenses were $3,277,688 and $2,522,049, respectively. General and administrative expenses for the six months ended June 30, 2008 and 2007 were primarily driven by compensation, professional fees and investor relations expenses, most of which were incurred in connection with our annual meeting of stockholders held May 28, 2008 and the related proxy fight.

While our recurring general and administrative expenses may increase on an absolute basis, we expect they will decrease as a percentage of total revenue as we continue to implement our growth strategy.

Interest and Other Expenses

Interest income for the three months ended June 30, 2008 reflects investment of our July 2007 public offering proceeds in high-yield investment grade money market funds and debt securities, partially offset by senior debt interest expense on our credit facility. We expect to continue to earn net interest income until the proceeds from the offering are utilized to acquire additional assets. We also expect this interest income to be more than offset in future periods by interest expense generated from our recently consummated loan agreement with GE Finance as we begin to draw down on that facility.

Other income of $296,117 for the three months ended June 30, 2007 reflects the successful recovery of substantially all legal and professional fees primarily related to unsuccessful financing activities prior to the July 2007 public offering.

Liquidity and Capital Resources

On July 5, 2007, we consummated a registered public offering of 9,090,910 shares of our common stock at $5.50 per share. This transaction resulted in net proceeds to us of approximately $46.1 million. As of June 30, 2008, we had $20.9 million in cash and equivalents. The majority of cash we used during the first half of 2007 was attributable to approximately $19.3 million of deposits on turbines for our planned Chula Vista and Escondido upgrade projects and approximately $1.2 million in payments for severance and related costs in connection with the departure of our former chief executive officer.

We believe that our existing cash resources will be sufficient to satisfy our cash requirements for at least the next twelve months. However, our existing cash resources may not be sufficient to fully fund our acquisition growth strategy. Such acquisitions may require us to obtain additional debt financing or other funding in a short period of time. The extent and timing of the capital requirements will be contingent on the specific acquisition targets we are able to source. If we fail to obtain sufficient capital resources on terms acceptable to us, it would have a material adverse effect on our plans to make additional acquisitions, cover unplanned repairs, required capital expenditures and/or our current business, results of operations, liquidity and financial condition. If we issue additional equity and/or debt securities to meet our future capital requirements, the terms of any future equity financings may be dilutive to our stockholders and the terms of any debt financings may contain restrictive covenants that may also negatively affect our stockholders. Our ability to effect future financings will depend on the status of our business prospects as well as conditions then prevailing in the capital markets.

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

On January 29, 2008 we entered into an agreement with GE Packaged Power, Inc. (“GE Power”) for the purchase of two LM-6000 turbines to be used in the Chula Vista Upgrade Project for approximately $31 million. Through the date of this report the Company has made payments of approximately $16.2 million. These payments are classified as long-term deposits on our condensed consolidated balance sheet.

On May 15, 2008 the Company entered into an agreement with GE Power for the purchase of one LM-6000 turbine to be used in the Escondido Upgrade Project for approximately $15 million. Through the date of this report, we have made payments of approximately $6.6 million. These payments are classified as long-term deposits on our condensed consolidated balance sheet.

On June 30, 2008 our wholly owned subsidiaries, MMC Chula Vista II, LLC and MMC Escondido II, LLC, agreed to a $25.5 million loan facility with GE Energy Financial Services (“GE Finance”) in connection with the purchase of three GE LM-6000 PC Sprint(r) natural gas-fired turbines from GE Energy.

The loan agreement allows our subsidiaries to borrow the $25.5 million, provided that we first contribute equity capital to each subsidiary sufficient to cover the balance of the turbines' purchase price, among other customary conditions. The loans bear interest at the prime rate plus 275 basis points and are fully guaranteed by us. GE Finance has obtained the right of first refusal to provide the full project debt financing to each of the projects upon receipt of final permitting. The loans are due in full 150 days after the final turbine is ready to ship, and carry prepayment penalties if prepaid in the first 12 months or in the event the projects proceed with debt other than from GE Finance.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer as of June 30, 2008, we conducted an evaluation of effectiveness of the design and operation of our disclosure controls and procedures, (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of such date to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On March 13, 2008, we filed a complaint with the Federal Energy Regulatory Commission (''FERC'') seeking an order directing the California Independent System Operator Corporation ("CAISO") to allow us to participate in the spinning reserve market. The CAISO filed an answer on April 14, 2008 disputing our position. On April 29, 2008 we reiterated our position in a response to the answer filed by CAISO. On June 6, 2008, the FERC issued an order rejecting our arguments that our facilities comply with the CAISO's tariff to provide spinning reserve services, and that we be allowed to resume bidding into this market. The FERC did, however, direct the CAISO to reimburse us for disputed charges related to spinning reserve revenues earned prior to and including September 18, 2006, and directed that a settlement judge be appointed to conduct settlement negotiations in an effort to resolve disputes as to any further reimbursements for contested charges subsequent to September 18, 2006. Although not discussed in the FERC's order, the CAISO has asserted that it is entitled to recover additional spinning reserve revenues paid to us since September 18, 2006; however, we dispute this position. On July 7, 2008, we filed a request for rehearing of the FERC's ruling and we continue to evaluate other legal remedies. Also on July 7, the CAISO filed a request for rehearing with respect to the recovery of the pre-September 18, 2006 disputed charges awarded to us. The requests for rehearing remain pending before the FERC.

On April 21, 2008 we filed an arbitration claim against Karl W. Miller, our former CEO, with the American Arbitration Association in the Borough of Manhattan, New York, New York, alleging, among other things, that he fraudulently induced us to enter into a Separation Agreement in connection with his removal as CEO, that Mr. Miller breached his obligations under the Separation Agreement and that he has tortiously interfered with our business relations. In December 2007, our Board of Directors removed Mr. Miller as CEO and in February 2008 paid him in excess of $1.1 million as severance and entered into a Separation Agreement with Mr. Miller. Under the Separation Agreement, Mr. Miller agreed, among other things, not to interfere with our business operations or disparage us, our Board of Directors or our management, and to abide by the non-competition and non-solicitation provisions of his Employment Agreement. As alleged in the Statement of Claim, less than one month after accepting the severance payment, Mr. Miller began issuing and/or causing to be issued a series of disparaging press releases and announced his intention to launch a proxy contest. On April 16, 2008, Mr. Miller filed a preliminary proxy statement with the Securities and Exchange Commission which, as alleged in the Statement of Claim, is replete with disparaging statements concerning us and confirms that Mr. Miller is openly competing with us. In the arbitration, we sought, among other things, an award requiring Mr. Miller to return the $1.1 million severance payment, and punitive damages in an amount to be determined at the hearing and reasonable costs and attorney’s fees.

On May 6, 2008, Mr. Miller filed with the Supreme Court of the State of New York a petition to stay the arbitration on the grounds that at least some of the claims asserted in the arbitration were not subject to arbitration under the arbitration clause of Mr. Miller’s Employment Agreement.  Although we disagreed with the merits of Mr. Miller's application to stay the arbitration, we nevertheless elected to withdraw the claims from the arbitration that Mr. Miller asserted were non-arbitrable and file such claims in court. Accordingly, on May 8, 2008, we commenced a lawsuit against Mr. Miller in the United States District Court for the Southern District of New York asserting the causes of action for fraud, breach of contract and tortious interference with advantageous business relations. On May 16, 2008, we filed an amended arbitration claim against Mr. Miller to withdraw the claims that are now included as part of the Southern District of New York complaint. Thus, the sole claim to be arbitrated is for breach of contract in connection with Mr. Miller's violation of the non-competition and confidentiality provisions of his Employment Agreement.

On July 3, 2008, we filed a motion for a default judgment against Mr. Miller with respect to our claims in the Southern District of New York due to Mr. Miller’s failure to answer the Southern District of New York complaint in a timely manner. Mr. Miller filed a response on July 18, 2008 and the Court has yet to rule on the default motion. In addition, on July 23, 2008, Mr. Miller filed a motion to dismiss the action pending in the Southern District of New York. On August 6, 2008 we filed our opposition to the motion to dismiss.

From time to time we may become a party to routine litigation or other legal proceedings that are incidental and part of the ordinary course of our business.. Management and legal counsel periodically review the probable outcome of such proceedings, the costs and expenses reasonably expected to be incurred, the availability and extent of insurance coverage, and established reserves.

We are unable to gauge the extent of its ultimate relief or any liability with respect to these and any and all future regulatory matters. The costs and other effects of any future litigation, regulatory proceedings, legal and administrative cases, settlements, judgments, claims and changes in these matters will not have a material adverse effect on our financial condition and liquidity but may have a material impact on future operating results

ITEM 1A. RISK FACTORS

Not Applicable

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were submitted to security holders at our annual meeting of stockholders held on May 28, 2008:

MMC Proposals on MMC Proxy	Candidate	For	Against	Withheld	Broker-Non Votes	Abstentions
To elect the following	Michael Hamilton	10,604,894	-	60,057	-	-
nominees as Directors	Denis G. Gagnon	10,604,894	-	60,057	-	-
	Sen. Richard Bryan	10,604,894	-	60,057	-	-
	Frederick W. Buckman	10,604,894	-	60,057	-	-
	Phillip G. Harris	10,604,894	-	60,057	-	-
	Dr. Peter Likins	10,604,894	-	60,057	-	-
	George Rountree, II	10,184,716	-	480,235	-	-

Ratification of RBSM LLP as auditor		10,638,403	6,968	-	-	1,272,408

Shareholder Proposals on MMC Proxy
				-	-
Mandatory Retirement Age for Independent Directors		938,022	10,841,228	-	-	21,072
				-	-
Engage business broker to market & sell MMC		1,286,390	9,191,033	-	-	1,322,899
				-	-
Proposal to repurchase common stock		1,508,556	10,224,148	-	-	69,618

EHL Proposals (Dissident Proxy)	Candidate	For	Against	Withheld	Broker-Non Votes	Abstentions
To elect the following	Kevin McConville	1,250,845	-	1,983	-	-
nominees as Directors	Ketheesch Aran	1,250,845	-	1,983	-	-
	Tony Valentine	1,250,845	-	1,983	-	-
	Karl W. Miller	1,250,845	-	1,983	-	-
	G. William Eason	1,250,845	-	1,983	-	-
	Joseph Hearne	1,250,845	-	1,983	-	-
	Raiford Trask	1,250,845	-	1,983	-	-

Proposal to amend MMC Bylaws to establish an age limitation for Directors		1,224,740	5,100	-	-	22,988

Proposal to repeal any provisions or amendements of the Bylaws adopted since March 7, 2008 until the conclusion of the Annual Meeting		1,224,080	5,940	-	-	22,808

(1)
These proposals are described in detail in the definitive proxy statements filed by the Company dated April 11, 2008 and May 9, 2008 for the annual meeting of stockholders held on May 28, 2008 except as noted below.

(2)
On May 8, 2008 EHL Holdings Limited, LLC (“EHL”) submitted a definitive dissident proxy for the annual meeting of the stockholders held on May 28, 2008. EHL’s proposals were not on MMC’s ballot and therefore stockholders voting the Compamy’s card did nto vote on EHL’s proposals. All of EHL’s proposals failed to pass.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a) Exhibits.

10.24	Equipment and Services Agreement, dated May 19, 2008, by and between MMC Energy, Inc. and GE Packaged Power, Inc.

10.25	Loan Agreement, dated June 30, 2008 between MMC Energy, Inc. and GE Financial Services, Inc.

31.1	Certification pursuant to Rules 13a – 14(a) and 15d – 14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification pursuant Rules 13a – 14(a) and 15d – 14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification pursuant to 18 U.S. C. Section 1350

32.2	Certification pursuant to 18 U.S. C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MMC ENERGY, INC.

By:	/s/ Michael J. Hamilton

Michael J. Hamilton
Chief Executive Officer

By:	/s/ Denis Gagnon

Denis Gagnon
Chief Financial Officer and Principal Accounting Officer

DATE: August 11, 2008