Form 10-Q
period 2008-09-30
MMC ENERGY, INC.
filed 2008-11-14
CIK 1312206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐No ☒

As of November 13, 2008 the registrant had 14,142,678 shares of Common Stock outstanding.

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we do not know whether we can achieve positive future results, levels of activity, performance, or goals. Actual events or results may differ materially. We undertake no obligation to update any of the forward-looking statements after the date of this Quarterly Report to conform those statements to reflect the occurrence of unanticipated events, except as required by applicable law.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

MMC ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(unaudited)
Assets
Current assets:
Cash and equivalents	$9,140,651	$42,582,697
Accounts receivable (Note 3)	822,720	62,855
Unbilled receivables (Note 3)	252,697	-
Spare parts inventories	98,500	94,089
Prepaids and deposits (Note 3)	252,756	215,254
Securities avaliable for sale (Note 4)	-	4,075,000
Total current assets	10,567,324	47,029,895

Property, plant and equipment, net (Note 5)	6,129,421	6,721,153

Other assets:
Deferred costs (Note 6)	3,406,269	2,488,756
Long-term deposits (Note 7)	35,259,293	98,630
Other assets and deferred charges (Note 8)	669,524	390,762
Total other assets	39,335,086	2,978,148
Total assets	$56,031,831	$56,729,196

Liabilities & Stockholders' equity
Current Liabilities:
Current maturities of long-term debt (Note 9)	$2,113,824	$444,456
Accounts payable	3,419,154	437,725
Deferred revenue	-	65,713
Accrued interest	28,767	15,929
Accrued compensation	602,264	1,740,077
Other accrued expenses	1,711,628	769,164
Total current liabilities	7,875,637	3,473,064

Long-term debt (Note 9)	1,629,594	1,962,936
Commitments & contingencies (Note 10)

Stockholders' Equity (Note 12)
Preferred Stock; 10,000,000 shares authorized; none issued and outstanding; $.001 par value	-	-
Common stock; 300,000,000 shares authorized with 14,144,347 issued and 14,142,678 outstanding as of September 30, 2008 and 13,917,347 outstanding as of December 31, 2007; $.001 par value	14,144	13,917
Additional paid-in capital	61,878,891	61,658,887
Accumulated deficit	(15,362,315)	(10,379,608)
Treasury stock	(4,120)	-
Total stockholders' equity	46,526,600	51,293,196
Total liabilities and stockholders' equity	$56,031,831	$56,729,196

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

MMC ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2008	2007	2008	2007
Operating revenues:
Resource adequacy capacity	$1,781,650	$791,250	$2,991,300	$2,274,750
Ancillary services	(886,605)	1,496,289	(553,986)	2,500,676
Energy production	404,601	462,224	600,560	580,417
Total operating revenues	1,299,646	2,749,763	3,037,874	5,355,843
Costs of sales:
Costs of resource adequacy capacity	129,170	63,300	216,869	181,980
Costs of ancillary services	(10,669)	201,550	37,571	381,641
Costs of energy production	240,547	147,897	358,483	249,994
Total costs of sales	359,048	412,747	612,923	813,615
Gross Profit	940,598	2,337,016	2,424,951	4,542,228
Operating expenses:
Depreciation	305,319	284,814	899,980	800,999
Operations and maintenance	573,604	652,576	1,986,937	1,864,201
Re-commissioning expenses	-	(5,231)	-	413,904
General and administrative expenses	1,571,280	1,146,620	4,848,968	3,701,162
Total operating expenses	2,450,203	2,078,779	7,735,885	6,780,266
Loss from operations	(1,509,605)	258,237	(5,310,934)	(2,238,038)
Interest and other expenses
Interest expense	(199,551)	(65,911)	(320,350)	(176,163)
Interest income	87,844	512,688	648,577	616,420
Interest income (expense), net	(111,707)	446,777	328,227	440,257
Other income, net	-	-	-	135,995
Total interest and other income (expense)	(111,707)	446,777	328,227	576,252
Net loss before provision for income taxes	(1,621,312)	705,014	(4,982,707)	(1,661,786)
Provision for income taxes	-	-	-	-
Net loss	$(1,621,312)	$705,014	$(4,982,707)	$(1,661,786)

Basic (loss) earnings per common share
Net (loss) earnings per share	$(0.12)	$0.05	$(0.35)	$(0.22)

Weighted average shares outstanding	14,086,792	13,413,277	14,143,808	7,708,467

Diluted (loss) earnings per common share
Net (loss) earnings per share	$(0.12)	$0.05	$(0.35)	$(0.22)

Weighted average shares outstanding	14,086,792	13,413,277	14,143,808	7,708,467

Weighted average shares outstanding - basic	14,086,792	13,413,277	14,143,808	7,708,467
Dilutive effect of assumed exercise of employee stock options, warrants and immediate vesting of unvested stock awards	-	-	-	-
Weighted average shares outstanding - diluted	14,086,792	13,413,277	14,143,808	7,708,467

Anti-dilutive shares excluded from diluted EPS computations	555,201	227,547	540,306	211,858

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

MMC ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM JANUARY 1, 2008 THROUGH SEPTEMBER 30, 2008
(Unaudited)

	Common	Common	Additional			Total
	Shares	Stock	Paid-in	Accumulated	Treasury	Stockholders'
	$.001 Par Value	Amount	Capital	Deficit	Stock	Equity
Balance at December 31, 2007	13,917,347	$13,917	$61,658,887	$(10,379,608)	$-	$51,293,196
Stock awards and options, net of cancellations	227,000	227	220,004		-	220,231
Common stock acquired					(4,120)	(4,120)
Net loss				(4,982,707)		(4,982,707)

Balance at September 30, 2008	14,144,347	$14,144	$61,878,891	$(15,362,315)	$(4,120)	$46,526,600

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

MMC ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Operating Activities of Continuing Operations

Net loss	$(4,982,707)	$(1,661,787)

Adjustments to reconcile net loss to cash used in operating activities
Depreciation	899,980	800,999
Stock-based compensation	220,231	198,027
Changes in current assets & liabilities
Increase in receivables	(1,012,562)	(235,724)
Increase in spare parts inventories	(4,411)	(74,251)
(Increase) decrease in prepaids and deposits	(37,502)	66,247
Increase (decrease) in accounts payable	143,702	(304,966)
(Decrease) increase in deferred revenues	(65,713)	30,360
Increase (decrease) in other accrued expenses	663,180	(471,959)
(Decrease) increase in accrued compensation	(1,137,813)	300,815
Increase in accrued interest expense	12,838	15,929
Decrease (Increase) in other assets and deferred charges	210,618	(423,324)
Net cash used in operations	(5,090,159)	(1,759,634)

Investing Activities of Continuing Operations
Purchases of property, plant and equipment	(308,248)	(441,466)
Equipment deposits paid	(32,179,331)	-
Redemption (purchase) of securities available for sale, net	4,075,000	(4,075,000)
Deferred acquisition costs	(781,834)	(1,223,759)
Net cash used in investing activities	(29,194,413)	(5,740,225)

Financing Activities of Continuing Operations
Repayment of long-term debt	(333,342)	(333,342)
Draw down of GE Loan Facility	1,669,368	-
Deferred financing costs	(489,380)	-
Purchase of treasury stock	(4,120)	-
Proceeds from (purchase) issuance of stock, net	-	46,069,483
Net cash provided by financing activities	842,526	45,736,141

Net decrease in cash and cash equivalents	(33,442,046)	38,236,282
Cash and cash equivalents at beginning of period	42,582,697	4,923,063
Cash and cash equivalents at end of period	$9,140,651	$43,159,345

Supplemental disclosures:
Cash paid for income taxes	$-	$-
Cash paid for interest	156,888	156,139

Non-cash investing and financing activities
Stock-based compensation	220,231	198,027
Deferred costs of public stock offering	-	314,161

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

MMC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. However, the results from operations for the three and nine month periods ended September 30, 2008, are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2007 financial statements and footnotes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission (the “SEC”).

Organization and Line of Business

The Company is an energy management company that acquires and actively manages electricity generating and energy infrastructure related assets in the United States. The Company seeks to acquire, directly or through joint ventures, a portfolio of small to mid-size electricity generating assets, generally below 100 megawatts. In January 2006, the Company acquired two power generation facilities located in Chula Vista and Escondido, California, and in November 2006, the Company acquired a facility in Bakersfield, California (“Mid-Sun”). The Company is pursuing additional acquisitions of small to medium-sized power generating facilities primarily in California, the Mid-Atlantic and the Northeastern United States. The Company has also begun the process of upgrading the existing Chula Vista and Escondido facilities.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

In the normal course of preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include assessing collectibility of accounts receivable, determining the useful life of depreciable assets, the valuation of stock options expense, and the valuation allowance of deferred tax assets. Actual results could differ from those estimates.

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

The Company records revenues in connection with delivering electricity and ancillary services, generally being on call to provide power on ten minutes notice to the California Independent System Operator (“CAISO”), or such other first parties as it may contract with directly from time to time. In the event that the Company is compensated for services before they are rendered, the Company defers such revenue in the liability section of its balance sheet.

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

•
Ancillary Services – Although there are several types of ancillary services, the Company primarily provides “non-spin” services which call for the facilities to be delivering the awarded capacity within 10 minutes of dispatch regardless of whether already synchronized to the grid. See Note 10 “Commitments and Contingent Liabilities” regarding the status of the proposed resolution of this dispute between the Company and the CAISO. As of September 26, 2008 the CAISO has withdrawn the Company’s certification to provide spinning reserve services.

•
Energy Production – The Company provides electricity to a local power grid through day-ahead bidding and real time auctions managed by the CAISO, the “merchant market” or through financially settled bilateral agreements with a utility or other direct counterparty. As the Company has no outstanding electricity purchase agreements or other contracted energy production, all of its energy production revenues are earned in the daily merchant market.

Income Taxes

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, deferred income taxes are the result of the expected future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities. Generally, deferred income taxes are classified as current or non-current in accordance with the classification of the related asset or liability. Items that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse. A valuation allowance is provided against deferred income tax assets in circumstances where management believes the recoverability of a portion of the assets is not reasonably assured. Losses incurred will be carried forward as applicable per SFAS 109 and the Internal Revenue Code and potentially may be used to offset taxable net income generated in the future. The Company has no history of generating taxable net income and therefore does not recognize any tax benefit on losses incurred currently nor has it in prior periods.

Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers all time deposits and highly liquid debt instruments purchased that mature in three months or less to be cash equivalents.

Receivables

Accounts receivable are composed substantially of trade accounts receivable that arise primarily from the sale of electricity or services on account and are stated at historical cost. Management evaluates accounts receivable to estimate the amount of accounts receivable that will not be collected in the future, if any, and records a provision for that amount. The provision for doubtful accounts is recorded as a charge to operating expense, while the credit is recorded in the allowance for doubtful accounts, which reduces accounts receivable as shown on the Company’s balance sheet. The estimated allowance for doubtful accounts is based primarily on management's evaluation of the aging of the accounts receivable balance, the financial condition of its customers, historical trends, and the length of time during which specific balances are outstanding. Actual collections of accounts receivable could differ from management's estimates due to changes in future economic, industry or customer financial conditions. Unbilled receivables are recorded for amounts due to the Company for revenues earned in a given period but not yet billed to the customer.

Inventories

Inventories are stated at cost based on the specific identification method. Inventories consist of spare parts to be used in general operations and maintenance.

Securities Available for Sale

Securities available-for-sale are accounted for under SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities.” Securities available for sale are carried at fair value with the unrealized gains or losses, net of tax, included as a component of accumulated other comprehensive income (loss) in stockholders' equity. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income, net. The fair values for marketable debt and equity securities are based on quoted market prices. Although the Company has carried securities-available-for-sale in prior periods these securities did not generate unrealized gains or losses; as such to date the Company has not recognized other comprehensive income (loss) as a component of stockholders’ equity.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is computed principally by using the straight-line method at rates based on estimated useful lives as follows:

Office equipment	3 years
Machinery, automobiles and equipment	3 - 10 years
Software	3 years

Long-Lived Assets

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets,'' long-lived assets are reviewed for impairment annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an indicator of impairment exists for any grouping of assets, an estimate of undiscounted future cash flows is produced and compared to its carrying value. If an asset or grouping of assets is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value as determined by an estimate of discounted future cash flows.

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

Concentration of credit risk with respect to accounts receivable and revenues are high due to the small number of entities comprising the Company's customer base. For the three months ending September 30, 2008 and 2007, 78% and 29%, respectively, of the Company’s revenues were derived from one customer, Oxy, Inc (“Oxy”); a company which carries a senior debt rating of A3 as per Moody’s Rating Service. The Company received the balance of its revenues from CAISO.

For the nine months ending September 30, 2008 and 2007, 74% & 43%, respectively of the Company’s revenues were derived from Oxy. The Company received the balance of its revenues from CAISO. The percentages for the three and nine month periods ended September 30, 2008 exclude the effect of the adverse settlement with CAISO that resulted in a charge of $1 million being recorded directly against ancillary service revenues (See Note 10).

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

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” (“SFAS 130”) establishes standards for reporting and displaying of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by, and distributions to, owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. In the past the Company held securities-available-for-sale that could have generated other comprehensive income (losses) but traded at par while they were held. As such, the Company has not generated any comprehensive income (losses) in the periods presented nor has it since its inception.

Segment Information

The Company adopted SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” ("SFAS 131"). SFAS 131 establishes standards for reporting information regarding operating segments, to the extent that multiple discrete segments exist, in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions concerning how to allocate resources and assess performance. At this time, the Company only operates in one segment; the generation of electricity.

Basic and Diluted Earnings (Loss) Per Share

Basic and diluted income or loss per common share is based upon the weighted average number of common shares outstanding during the three and nine month periods ended September 30, 2008 and 2007, under the provisions of SFAS No. 128, “Earnings Per Share” and as amended/superseded in SFAS No. 123(R), “Share-Based Payment”(“SFAS 123(R)”). As the Company incurred losses for the three and nine month periods ending September 30, 2008 and 2007 dilutive shares presented for those periods are identical with basic shares outstanding. Below is a reconciliation of basic to diluted shares outstanding for the applicable periods as well as anti-dilutive shares excluded from calculations for the relevant periods:

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2008	2007	2008	2007
Basic, diluted and anti-dilutive shares
Weighted average shares outstanding - basic	14,086,792	13,413,277	14,143,808	7,708,467
Dilutive effect of assumed exercise of employee stock options, warrants and immediate vesting of unvested stock awards	-	-	-	-
Weighted average shares outstanding - diluted	14,086,792	13,413,277	14,143,808	7,708,467

Anti-dilutive shares excluded from diluted EPS computations	555,201	227,547	540,306	211,858

Stock-Based Compensation

The Company uses the modified prospective method to adopt SFAS 123(R), which requires compensation expense to be recorded for all stock-based compensation granted on or after January 1, 2006. The Company is recording the compensation expense on a straight-line basis, generally over the explicit service period of three years (except for retirement eligible employees and retirees). The Company made no stock-based compensation grants before January 1, 2006 and therefore has no unrecognized stock compensation related liabilities or expense unvested or vested prior to 2006.

The following table summarizes common stock options outstanding and the related exercise prices under the Company’s 2006 Equity Incentive Plan.

	Options Outstanding				Options Exercisable
Grant Year	Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
2006	$10.00	72,000	7.62	$10.00	64,666	7.62	$10.00
2007	$6.50	21,000	8.58	$6.50	7,000	8.58	$6.50
Totals		93,000	7.84	$9.21	71,666	7.72	$9.66

Transactions during 2008 involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2007	93,000	$9.21
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Outstanding at September 30, 2008	93,000	$9.21

Based on the Company’s closing stock price of $1.52 on September 30, 2008, all stock options currently outstanding have no aggregate intrinsic value, and there were no in-the-money options exercisable. As of September 30, 2008, all exercisable options had a weighted-average remaining contractual life of 7.72 years and weighted-average exercise price of $9.66 per share.

For the nine month periods ended September 30, 2008 and 2007 there were zero and 21,000 options granted, respectively.

Derivative Instruments

The Company accounts for freestanding derivative financial instruments potentially settled in its own common stock under Emerging Issues Task Force ("EITF") Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.” Pursuant to EITF Issue No. 00-19, the Company is required to recognize the initial fair value of the applicable contracts (consisting primarily of non-employee stock warrants and options to purchase common stock) as an asset or liability, and subsequently measure the change in the fair value (based on a Black-Scholes computation), with gains and losses included in a statement of operations. No such instruments were issued for the nine month periods ended September 30, 2008 and 2007.

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

Recent Accounting Pronouncements

SFAS No. 163. In May 2008, the Financial Accounting Standards Board (the “FASB”) issued Statement on Financial Accounting Standards (“SFAS”) No. 163, “Accounting for Financial Guarantee Insurance Contracts - an interpretation of SFAS No. 60” (“SFAS 163”). The FASB believes that diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises.” That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under SFAS No. 5 “Accounting for Contingencies.” SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise’s risk-management activities. The Company is not an insurance enterprise and this standard will not have any impact on its financial position, results of operations or cash flows.

SFAS No. 162. In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The FASB believes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Accordingly, the FASB concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and issued SFAS No. 162 to achieve that result. SFAS No. 162 is effective 60 days following the SEC approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” As of the report date approval has not yet taken place. The Company does not expect that the adoption of this standard will have a material impact on its financial position, results of operations or cash flows.

SFAS No. 161. In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - An Amendment of FASB Statement No.133” (“SFAS 161”). SFAS 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS 133; and (c) derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. Specifically, SFAS No. 161 requires: disclosure of the objectives for using derivative instruments in terms of underlying risk and accounting designation; disclosure of the fair values of derivative instruments and their gains and losses in a tabular format; disclosure of information about credit-risk-related contingent features; and cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Currently, the Company does not utilize any derivatives and therefore expects that the adoption of this standard will have no impact on its financial position, results of operations or cash flows.

SFAS No.160. In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires that a non-controlling interest in a subsidiary be reported as equity and the amount of consolidated net income specifically attributable to the non-controlling interest be identified in the consolidated financial statements. It also requires consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any non-controlling equity investment retained in a deconsolidation. Currently, the Company does not have any noncontrolling interests to account for and therefore does not expect the adoption of SFAS 160 to have any effect on its consolidated financial statements.

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

Reclassifications

Certain reclassifications have been made to conform to prior period data to the current presentation. These reclassifications had no effect on reported losses.

NOTE 3 – RECEIVABLES AND PREPAID ITEMS

At September 30, 2008 and December 31, 2007 accounts receivable and prepaid items consisted of the following:

	September 30,	December 31,
	2008	2007
Accounts receivable	$697,720	$62,855
Employee Loan	$125,000	$-
Allowance for doubtful accounts	-	-
Total	$822,720	$62,855

Unbilled receivables	$252,697	$-

Total	$252,697	$-

Prepaid insurance	$147,773	$114,785
Prepaid expenses	104,483	100,469
Short-term deposits	500	-
Total	$252,756	$215,254

Commencing in 2008, the Company is paid monthly in arrears on its resource adequacy capacity contracts versus monthly in advance as was the case in 2007.  Commencing in March 2008, the Company is paid under its energy management agreement with Bear Energy LP for revenues earned from CAISO for energy and ancillary services approximately 60 days in arrears versus 20 days in arrears in prior periods. Accordingly, unbilled receivables reflect two months of such revenues as of September 30, 2008 vs. one month as of December 31, 2007. This change in the payment schedule did not adversely affect the collectibility of such receivables.

NOTE 4 – SECURITIES AVAILABLE FOR SALE

Securities Available-for-sale are accounted for under SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities.” Securities available for sale are carried at fair value with the unrealized gains or losses, net of tax, included as a component of accumulated other comprehensive income (losses) in stockholders' equity. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income, net. The fair values for marketable debt and equity securities are based on quoted market prices. Securities available for sale, in the past, consisted of municipal variable-rate demand notes (“VRDNs”). VRDNs are long-term bonds that have an embedded put option. This put option is at par (100%) and is 7 days from the point of exercise.  Thus, rolling liquidity is available on this position on trade date plus seven days basis. In addition due to the presence of the put, the VRDNs are generally never subject to a change in market value and thus do not generate any mark-to-market adjustments except in extraordinary market situations. These VRDNs belong to a broader group known as Auction Rate Securities. The Company sold these securities at face value in the current quarter and did not incur any gains or losses while holding these securities or on such disposition. At the report date the Company had no instruments classified as securities available for sale.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

At September 30, 2008 and December 31, 2007 property, plant and equipment consisted of the following:

	September 30,	December 31,
	2008	2007
Land	$375,000	$375,000
Automobile	21,927	21,927
Office equipment	148,155	115,825
Machinery, equipment & other	8,201,903	7,925,985
	8,746,985	8,438,737
Accumulated depreciation	(2,617,564)	(1,717,584)
Total	$6,129,421	$6,721,153

Depreciation for the three months ended September 30, 2008 and 2007 was $305,319 and $284,814, respectively.

Depreciation for the nine months ended September 30, 2008 and 2007 was $899,980 and $800,999, respectively.

NOTE 6 – DEFERRED COSTS

Deferred costs consist of costs incurred in connection with acquisitions and capital raises and are accounted for based upon their stage in the acquisition/financing process. Costs of acquisitions and or financings can be broadly classified in four categories: exploratory, pre-acquisition, in-process and in-service. Typically, exploratory costs are expensed as incurred. When a financing or acquisition is determined to be probable as per management’s assessment, all costs in connection with such transaction are eligible to be capitalized at the assessment date as well as throughout the actual implementation. When the acquisition is completed, related deferred costs are capitalized as a component of the asset cost basis and depreciated over the useful life of the asset. Deferred costs related to the Company’s public stock offering consummated in July 2007 were offset directly against the gross proceeds of said offering. Outstanding deferred costs consisted entirely of the costs for the Company’s two re-powering projects at Chula Vista and Escondido.

	September 30,	December 31,
	2008	2007
Deferred Costs
Deferred development costs - Chula Vista	$3,018,888	$2,202,176
Deferred development costs - Escondido	387,381	286,580
-
Total	$3,406,269	$2,488,756

The Company’s Escondido Energy Upgrade Project has been fully permitted. Completion of the Escondido Project remains subject to securing a long term revenue contract against which it can obtain debt financing. There can be no assurance that the Company will be successful in obtaining such a contract or debt financing at terms favorable to the Company.

The Chula Vista Energy Upgrade Project is proceeding through the California Energy Commission (the “Commission”) permitting process.   The Commission Staff's independent review of the Chula Vista Project found it to be consistent with local laws and ordinances and that construction and operation of the Project would not cause a significant environmental impact.  The Project recently completed an evidentiary hearing with a committee consisting of two of the five members of the Commission.  The Company expects this committee to issue a proposed decision on the Project approximately 60 days from the date hereof.

The proposed decision will then be evaluated by the full Commission, which the Company expects will issue its final decision on the Chula Vista Project from the Commission in the first quarter of 2009. As with many projects of this nature, the Chula Vista Project faces opposition in the local community and, in any event, there can be no assurance the Commission will approve the Project. The Chula Vista Project would also be subject to the same contracting and financing risk as the Escondido Project

Notwithstanding the above risks, which are common for such projects, the Company continues to develop these projects and expects to see them through to completion.

NOTE 7 – LONG-TERM DEPOSITS

Long-term deposits consist primarily of contractually scheduled prepayments related to two agreements entered into with GE Packaged Power, Inc. (“GE Power”) for the purchase of two LM-6000 turbines for the Chula Vista Upgrade Projects and one LM-6000 turbine for the Escondido Upgrade Project. The remainder of long-term deposits consist of other deposits for other work related to the upgrade projects as well as the security deposits for the leases for the Company’s Chula Vista facility as well for the corporate headquarters in New York City. Through the nine months ended September 30, 2008 the Company has made approximately $30.3 million in scheduled deposit payments with respect to the turbines being purchased from GE Power, of which $1.7 million were made using the loan facility with GE Finance.

NOTE 8 – OTHER ASSETS & DEFERRED CHARGES

Other assts and deferred charges include $293,076 of deferred maintenance charges in connection with Planned Major Maintenance Activities (“PMMA”) for large assets, net of amortization as well as $376,449 of capitalized financing costs incurred during the closing of the Company’s loan facility with GE Capital.

Costs of PMMA are accounted for in accordance with the deferral method as described in FASB Staff Position’s “Audit Guide for Airlines” (“FSP-AIR”). As such PMMA costs are capitalized and then recognized over the earlier of (i) the remaining life of the asset or (ii) until the next PMMA for that equipment. For the three months ending September 30, 2008 and 2007, the company amortized $32,562 and $10,854 of deferred maintenance charges, respectively. For the nine months ending September 30, 2008 and 2007, the Company amortized $97,686 and $10,854 of deferred maintenance charges, respectively.

The capitalized financing costs are charged to interest expense and recognized over the term of the facility. For the three and nine months ending September 30, 2008 and 2007 the Company charged interest expense of $112,932 and 0, respectively, with respect to this facility.

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

On June 30, 2008, the Company’s wholly owned subsidiaries, MMC Chula Vista II and MMC Escondido II, entered into a $25.5 million loan facility with GE Energy Financial Services, or GE Finance, in connection with the Company’s purchase of three GE LM-6000 PC Sprint natural gas-fired turbines from GE Energy, as described above.

The loan facility with GE Finance allows the Company’s subsidiaries to borrow the $25.5 million, provided that the Company first contributes equity capital to each subsidiary sufficient to cover the balance of the turbines' purchase price, among other customary conditions. As of September 30, 2008 the Company had contributed the required equity contribution. Loans made under the facility bear interest at the prime rate plus 2.75% and are fully guaranteed by the Company. GE Finance has obtained a right of first refusal to provide the full project debt financing to each of the projects upon receipt of final permitting. The loans are due in full 150 days after the final turbine is ready to ship, and carry prepayment penalties if prepaid in the first 12 months or in the event the projects proceed with debt other than from GE Finance. The loans also include an unused annual line fee of 0.5% on the difference between the outstanding loan balance and the total commitment of $25.5 million. The facility also places certain restrictions on the subsidiaries’ ability to make distributions to the Company and with respect to maintaining the turbines as collateral among other covenants typical of such equipment loans. The loans are collateralized by substantially all assets of the subsidiaries.

As of September 30, 2008, the outstanding balance of loans under the facility was $1.67 million.

NOTE 10 – COMMITMENTS AND CONTINGENT LIABILITIES

In February 2007, the Company announced that it had learned that one hundred thousand shares of its common stock issued as part of a 1.2 million share private placement transaction it consummated in May 2006 were purchased by an entity controlled by Louis Zehil, who at the time of the purchase was a partner of the Company’s external legal counsel for the private placement transaction, McGuireWoods LLP. The Company also announced that it believes that Mr. Zehil improperly caused the Company’s former transfer agent not to place a required restrictive legend on the certificate for these one hundred thousand shares and that Mr. Zehil then caused the entity he controlled to resell these shares. The Company reported Mr. Zehil’s conduct to the SEC and, subsequently, the SEC sued Mr. Zehil in connection with this matter further alleging that Mr. Zehil engaged in a similar fraudulent scheme with respect to six additional public companies represented at the relevant time by McGuireWoods LLP.

Persons who purchased shares directly from Mr. Zehil when he resold his shares may have a rescission right versus Mr. Zehil, and could make the claim that this rescission right somehow extends to the Company as well. One or more of the Company’s investors from the Company’s May 2006 private placement of 1.2 million shares could also claim a rescission right. It is also possible that one or more of the Company’s stockholders could claim that they somehow suffered a loss as a result of Mr. Zehil’s conduct and attempt to hold the Company responsible for their losses. The Company is unable to predict the extent of its ultimate liability with respect to any and all future securities matters. If any such claims are successfully made against the Company and it is not adequately indemnified for those claims from available sources of indemnification, then such claims could have a material adverse effect on the Company’s financial condition and operating results. The Company also may incur significant costs resulting from its investigation, any litigation it may initiate as a result and the Company’s cooperation with governmental authorities. The Company may not be adequately indemnified for such costs from available sources of indemnification.

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

On January 29, 2008, the Company entered into an agreement to purchase two LM-6000 turbines from GE Packaged Power, Inc. in connection with its Chula Visa Upgrade Project. The total cost of these turbines is approximately $31.0 million. The Company will make scheduled deposit payments for the purchase price of the turbines through March 2009, the expected delivery date of the turbines. Through the date of this report, the Company has made approximately $21.2 million in scheduled payments.

On May 15, 2008, the Company entered into an agreement to purchase one LM-6000 turbine from GE Packaged Power, Inc. in connection with its Escondido Upgrade Project. The total cost of the turbine is approximately $15.3 million. The Company will make scheduled deposit payments for the purchase price of the turbines through December 2008, the expected delivery date of the turbines. Through the date of this report, the Company has made approximately $12.0 million in scheduled payments.

Throughout 2008, the Company has entered into several agreements with different vendors to purchase additional equipment required for the Upgrade Projects, including gas compressors, transformers, selective catalytic reduction catalysts (“SCRs”) as well as engineering, procurement, construction and management services in connection with its Chula Vista and Escondido Upgrade Projects. The total aggregate cost of these contracts is approximately $12.9 million. The Company will continue to make scheduled deposits payment for these contracts as per agreed upon schedules. Through the date of this report the Company has made approximately $4.5 million in scheduled payments.

As the Company’s facilities are located in California, they are exposed to the risk of potential damage from a catastrophic event such as an earthquake.  In addition, the Chula Vista facility lies within a designated flood plain and is therefore potentially at risk if subject to a 100 year flood event.  While the Company generally insures its facilities at replacement cost, the Company’s insurance policy imposes a $1 million limit on claims resulting from an earthquake or flood.  Supplemental coverage for these risks is cost prohibitive and therefore the Company has foregone purchasing such coverage and, effectively self insures for these risks.  Accordingly, should any of the Company’s facilities be damaged by such an event, the insurance proceeds to the Company may not be sufficient to cover the costs required to restore such facilities to operating condition.  Furthermore, should such a catastrophic event result in the permanent loss of any of its three facilities, the Company believes the insurance proceeds would not be sufficient to recover the loss of future cash flows, or expected market value, of the facility.

On June 6, 2008, the FERC issued an order rejecting the Company’s arguments that its facilities comply with the CAISO's tariff to provide spinning reserve services, and that the Company be allowed to resume bidding into this market. The FERC determined that beginning on September 18, 2006, the Company was not in compliance with the existing CAISO spinning reserve services tariff, which caused the CAISO to assert the right to recover spinning reserve revenues paid to the Company after September 18, 2006. The FERC did, however, direct the CAISO to reimburse the Company for disputed charges related to spinning reserve revenues earned prior to and including September 18, 2006, and directed that a settlement judge be appointed to conduct settlement negotiations in an effort to resolve disputes as to any further reimbursements for contested charges subsequent to September 18, 2006. On July 7, 2008, the Company filed a request for rehearing of the FERC's ruling. Also on July 7, the CAISO filed a request for rehearing with respect to the recovery of the pre-September 18, 2006 disputed charges awarded to the Company.

On September 22, 2008, the Company and the CAISO reached a settlement of this dispute. The Company agreed to pay the CAISO $1,000,000 to settle all outstanding disputed items and the Company recorded this proposed settlement as a $1,000,000 reduction of ancillary services revenue in the Statement of Operations at September 30, 2008 (the “Settlement Agreement”). The settlement is classified as a reduction of revenue which is consistent with the treatment described in Emerging Issues Task Force Issue No. 01-9 “Accounting for Consideration Give by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)” (“EITF 01-9”). On October 14, 2008, the Company and the CAISO jointly filed an Offer of Settlement and Request for Expedited Action with the FERC requesting that the FERC expeditiously review and approve the Settlement Agreement without modification. Under the terms of the Settlement Agreement, the Company is required to make four equal installment payments of $250,000 to the CAISO with the first payment to be made conditioned upon receipt of FERC approval of the Settlement Agreement, with the remaining payments due on December 31, 2008, March 31, 2009 and June 30, 2009. As of September 26, 2008 the CAISO had withdrawn the Company’s certification to provide spinning reserves.

Upon FERC approval of the Settlement Agreement, all pending requests for rehearing of the FERC's June 6 order will be deemed withdrawn and the FERC proceedings will be terminated.

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

NOTE 11 – EQUITY COMPENSATION

Under the Company’s 2006 Equity Incentive Plan (the “Plan”), 500,000 shares of common stock were reserved for issuance as incentive awards to executive officers, key employees and directors and outside consultants. As of September 30, 2008, 93,000 shares have been granted to employees, net of cancellations, in the form of stock option grants, with a weighted average exercise price of $9.21 per share, consistent with the market value of the Company’s common stock at the time of issuances. An additional 245,836 shares of restricted stock have been granted to employees and directors. As of September 30, 2008, 161,164 shares are available for issue under the Plan.

During the three months ended September 30, 2008 and 2007 the company issued zero shares of restricted stock to its employees.

During the nine months ended September 30, 2008 and 2007 the company issued 227,000 and 2,561 shares of restricted stock to its employees, respectively.

NOTE 12 - STOCKHOLDERS' EQUITY

During the quarter ended September 30, 2008, the Company issued 0 shares of restricted stock to its employees as compensation. As of the date of this report, the Company had 300,000,000 shares authorized under its Certificate of Incorporation and had issued 14,144,347 shares of Common Stock. During the quarter ended September 30, 2008 the Company repurchased 1,669 of the Company’s shares pursuant to its previously announced stock buyback program. As of the report date, the Company has 14,142,678 shares outstanding. As of the same date, the Company also had 10,000,000 shares of preferred stock authorized under its Certificate of Incorporation, none of which was issued or outstanding.

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

During the nine months ended September 30, 2008 and 2007 the Company has issued 227,000 and 2,561 shares of restricted stock as compensation for its employees and directors.

NOTE 13 – RELATED PARTY TRANSACTIONS

The Company had no related party transactions for the three and nine month periods ended September 30, 2008 and 2007.

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

Overview

We are an energy management company that acquires and actively manages electricity generating and energy infrastructure related assets in the United States. Our mission is to acquire, directly or through joint ventures, a portfolio of small to mid-size electricity generating assets, generally below 100 megawatts, or “MW.” To date, we have acquired three electricity generating assets in California, totaling 110 MW of capacity and are in the process of upgrading two of these assets. We are also pursuing additional acquisitions of small to medium-sized power generating facilities primarily in California the Mid-Atlantic states and the Northeastern portion of the United States. Our natural gas fueled electricity generating facilities are commonly referred to as “peaker” plants. Our plants are used to balance unexpected short term surges in demand, making them critical to the reliability, or “insurance,” of the power grids they serve. Our assets generate revenue from providing capacity and ancillary reliability services to transmission grids that distribute electricity to industrial and retail electricity providers. During peak electricity usage times, such as the summer, we also sell our electricity in the daily merchant market.

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

* Acquiring, developing and operating electricity generating and infrastructure related assets

* Restructuring acquired assets to maximize revenues

* Managing risk to optimize profitability

* Opportunistically partnering to develop renewable energy generating assets

We are currently exploring additional value creation opportunities.   In March 2008, we announced the engagement of Merriman Curhan Ford as an exclusive financial advisor to assist us with evaluating potential joint venture partnerships, strategic alliances, asset sales, or other strategic transactions that may serve to increase shareholder value beyond pursuing the above strategy independently. More recently, we have entered into discussions with certain third parties interested in either acquiring certain of our assets or partnering with us on the development of our upgrade projects, with a greater emphasis on liquidity given the current financial market conditions. In March 2008, we announced a $2.5 million share buy back program effective through September 30, 2008 (subsequently extended through December 31, 2008), due to our belief that our stock is currently undervalued. As of the date of this report we purchased 1,669 shares at a cost of $4,120. Prior to June 30, 2008 we successfully entered into agreements with GE Packaged Power, Inc to purchase three LM-6000 turbines for the Chula Vista and Escondido Upgrade projects. In addition, on June 30, 2008, we secured a debt facility for $25.5 million with GE Energy Financial Services, Inc. specifically for the purchase of those turbines. In July 2008, we secured the Authority to Construct permit for the Escondido project. This permit and the Conditional Use permit we secured in February 2008 for Escondido represent the successful completion of the permitting phase of the Escondido Upgrade Project. On August 28, 2008, we received a favorable Final Staff Assessment from the CEC in support of Chula Vista Energy Upgrade Project. We expect final certification in early 2009, pending the CEC’s final decision.

The Chula Vista Energy Upgrade Project (the “Project”) is proceeding through the California Energy Commission (the “Commission”) permitting process.   The Commission Staff's independent review of the Project found the Project consistent with local laws and ordinances and that construction and operation of the Project would not cause a significant environmental impact.  The Project recently completed an evidentiary hearing with a committee consisting of two of the five members of the Commission.  We expect this committee to issue a proposed decision on the Project approximately 60 days from the date hereof.

The proposed decision will then be evaluated by the full Commission, which we expect will issue its final decision on the Project from the Commission in the first quarter of 2009. As with many projects of this nature, the Project does face opposition in the local community and, in any event, there can be no assurance the Commission will approve the Project.

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

Results of Operations

Revenues

Our electricity generating facilities are generally referred to as “peaker” plants which are used to balance unexpected short term surges in electricity demand, making them critical to the reliability of the transmission grids they serve. Our revenues to date have been earned by providing resource adequacy capacity, ancillary services and energy production.

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

•
Ancillary Services – Although there are several types of ancillary services, we primarily provide “non-spin” services which call for the facilities to be delivering the awarded capacity within 10 minutes of dispatch regardless of whether already synchronized to the grid. While we expect non-spin pricing to recover somewhat during the peak summer period, our ancillary service revenues will likely not be as large a percentage of our total revenues as they have been historically. As of September 26, 2008 the CAISO has withdrawn our certification to provide spinning reserves.

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

Revenues for the three and nine month periods ended September 30, 2008 and 2007 were distributed as follows:

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2008	2007	2008	2007
Operating revenues:
Resource adequacy capacity	$1,781,650	$791,250	$2,991,300	$2,274,750
Ancillary services	(886,605)	1,496,289	(553,986)	2,500,676
Energy production	404,601	462,224	600,560	580,417
Total operating revenues	$1,299,646	$2,749,763	$3,037,874	$5,355,843

Revenues for the three month period ended September 30, 2008 decreased 53% to $1,299,646 from the same period in 2007, and revenues for the nine month period ended September 30, 2008 decreased 43% to $3,037,874 from the same period in 2007. The decrease was driven primarily by the adverse settlement reached with CAISO for $1 million charged against ancillary services (see Note 10). The settlement is classified as a reduction of revenue which is consistent with the treatment described in EITF 01-9. The decrease was also driven by a drop in ancillary services revenues due to the suspension of our spinning reserve services qualification by the CAISO. The impact of these negative comparisons were offset in part by higher capacity revenues that were a result of our entering into a shaped contract for these services that matches revenues earned with peak seasonal demand, resulting in a higher third quarter revenue for 2008, compared to 2007 under the old agreement. Non-spinning reserve service has historically priced lower than spinning reserve service and this trend has been accentuated during the last four quarters, and can be expected to continue in future periods. In June 2008, the FERC upheld the CAISO’s position that MMC was not qualified to provide spinning reserve services. See Note 10 of our Condensed Consolidated Financial Statements included in this report for more detail.

Cost of Sales

Cost of sales for the three months ended September 30, 2008 and 2007 were $359,048 and $412,747 respectively, yielding gross profits of $940,598 and $2,337,016 and gross margin of 72% and 85%, respectively. Costs of sales for the nine months ended September 30, 2008 and 2007 were $612,923 and $813,615 respectively yielding gross profits of $2,424,951 and $4,542,228, respectively and gross margins of $80% and 85%, respectively.

Our gross margin has been relatively high due to high margin resource adequacy capacity constituting the largest portion of our revenues. In addition, gross margins for energy production revenue remain high as we generally produce energy only during peak demand times which result in the highest prices for energy. We expect our gross margin to decrease significantly as a percentage of our revenues as we upgrade existing facilities and acquire additional facilities, which are expected to increase our gross energy production. Gross margins in 2008 were negatively impacted by our settlement with CAISO. Excluding the net effect of the settlement which included a small recovery of incentive fees, gross margins were 78% and 86% for the three and nine month periods ended September 30, 2008 compared to gross margins of 85% for such periods during 2007.

Costs of sales and gross margins were distributed as follows:

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2008	2007	2008	2007
Costs of sales:
Costs of resource adequacy capacity	129,170	63,300	216,869	181,980
Costs of ancillary services	(10,669)	201,550	37,571	381,641
Costs of energy production	240,547	147,897	358,483	249,994
Total costs of sales	$359,048	$412,747	$612,923	$813,615

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2008	2007	2008	2007
Gross margin:
Gross margin of resource adequacy capacity	92.7%	92.0%	92.8%	92.0%
Gross margin of ancillary services	n/a	86.5%	n/a	84.7%
Gross margin of energy production	40.5%	68.0%	40.3%	56.9%
Total costs of sales	72.4%	85.0%	79.8%	84.8%

Costs of sales include these major expenses:

•	Resource Adequacy Capacity – Includes primarily commissions paid to electricity marketers. We expect this revenue stream to remain at a very high margin.

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

Operations and Maintenance

Operations and maintenance expenses consist of the direct overhead expenses for operating and maintaining our electricity generating facilities. For the three months ended September 30, 2008 and 2007, operations and maintenance expenses were $573,604 and $652,576, respectively. These expenses consisted primarily of contracted labor, interconnection costs, repairs and maintenance, environmental consulting, environmental compliance and other semi-variable costs. The decrease in expenses was driven primarily by a decrease in unplanned repairs and lower labor costs.

For the nine months ended September 30, 2008 and 2007, operations and maintenance expenses were $1,986,937 and $1,864,201 respectively. The increase in expenses was primarily due to the first nine months of 2007 not reflecting a full nine months of operations for Mid-Sun, which was re-commissioned during the first quarter of 2007.

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

For the three months ended September 30, 2008 and 2007, re-commissioning costs were $0 and a gain of $5,213 resulting from an expense reversal, respectively, and for the nine months ended September 30, 2008 and 2007, re-commissioning costs were $0 and $413,904 respectively. In 2008, the company had no re-commissioning projects in process.

General and Administrative Expenses

For the three months ended September 30, 2008 and 2007, general and administrative expenses were $1,571,280 and $1,146,620, respectively. General and administrative expenses for the three months ended September 30, 2008 and 2007 were primarily driven by compensation, professional fees, relocation expense and investor relations expenses. The increase from 2007 was driven primarily by relocation expense, higher professional fees related to due diligence expenses for potential acquisitions.

For the nine months ended September 30, 2008 and 2007, general and administrative expenses were $4,848,968 and $3,701,162, respectively. General and administrative expenses for the nine months ended September 30, 2008 and 2007 were primarily driven by compensation, professional fees and investor relations expenses, most of which were incurred in connection with our annual meeting of stockholders held May 28, 2008 and the related proxy fight. The increase from 2007 was driven primarily by proxy fight related investor relations and legal fees, relocation expense and broken deal costs.

While our recurring general and administrative expenses may increase on an absolute basis, we expect they will decrease as a percentage of total revenue as we continue to implement our growth strategy.

Interest and Other Expenses

Net interest expense for the three months ended September 30, 2008 reflects senior debt interest expense as well as interest expense related to our loan facility with GE Finance which commenced on June 30, 2008. This expense was partially offset by interest income from the investment of our July 2007 public offering proceeds in high-yield investment grade money market funds and debt securities. We expect to continue to earn net interest income until the proceeds from the offering are completely utilized to acquire additional assets.

Other income of $135,995 for the nine months ended September 30, 2007 reflects the recovery of substantially all legal and professional fees primarily related to unsuccessful financing activities prior to the July 2007 public offering.

Liquidity and Capital Resources

On July 5, 2007, we consummated a registered public offering of 9,090,910 shares of our common stock at $5.50 per share. This transaction resulted in net proceeds to us of approximately $46.1 million. As of September 30, 2008, we had $9.1 million in cash and equivalents. The majority of cash we used during the first nine months of 2008 was attributable to approximately $30.1 million of deposits on turbines for our planned Chula Vista and Escondido upgrade projects, and cash used for operations year to date of approximately $5.1 million, including approximately $1.2 million in payments for severance and related costs in connection with the departure of our former chief executive officer.

The completion of our Chula Vista and Escondido Upgrade Projects, or any future acquisitions, may require us to obtain additional debt financing or other funding in a short period of time. We have entered into discussions with certain third parties interested in either acquiring certain of our assets or partnering with us on the development of our upgrade projects, which would be expected to significantly alleviate our cash requirements.  If we are not successful in these efforts we may need additional funding during the next twelve months since our existing cash resources will not be sufficient to cover anticipated losses from operations as well as the continued funding of our current growth strategy, inclusive of existing equipment purchase contracts.  The extent and timing of the capital requirements will depend on the availability of debt financing based on the revenue contracts we are ultimately able to secure for the Upgrade Projects, the extent of future operating losses, and the specific acquisition targets, if any, that we are able to source.

If we fail to obtain sufficient capital resources on terms acceptable to us, it would have a material adverse effect on our plans to make additional acquisitions, cover unplanned repairs, required capital expenditures and/or our current business, results of operations, liquidity and financial condition. If we issue additional equity and/or debt securities to meet our future capital requirements, the terms of any future equity financings may be dilutive to our stockholders and the terms of any debt financings may contain restrictive covenants that may also negatively affect our stockholders. Our ability to consummate future financings will depend on the status of our business prospects as well as conditions then prevailing in the capital markets.

The United States stock and credit markets have recently experienced significant price volatility, dislocations and liquidity disruptions, which have caused market prices of many stocks to fluctuate substantially and the spreads on prospective debt financings to widen considerably. These circumstances have materially impacted liquidity in the financial markets, making terms for certain financings less attractive, and in some cases have resulted in the unavailability of financing. Continued uncertainty in the stock and credit markets may negatively impact our ability to access additional financing for development of our properties and other purposes at reasonable terms, which may negatively affect our business. A prolonged downturn in the financial markets may cause us to seek alternative sources of potentially less attractive financing and there can be no assurance that financing will be available on any terms, and either such event would require us to adjust our business plan accordingly. The disruptions in the financial markets may have a material adverse effect on the market value of our common stock and other adverse effects on us and our business.

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

On January 29, 2008 we entered into an agreement with GE Packaged Power, Inc. (“GE Power”) for the purchase of two LM-6000 turbines to be used in the Chula Vista Upgrade Project for approximately $31 million. Through the date of this report the Company has made payments of approximately $21.2 million. These payments are classified as long-term deposits on our condensed consolidated balance sheet.

On May 15, 2008 the Company entered into an agreement with GE Power for the purchase of one LM-6000 turbine to be used in the Escondido Upgrade Project for approximately $15 million. Through the date of this report, we have made payments of approximately $12.0 million. These payments are classified as long-term deposits on our condensed consolidated balance sheet.

Throughout 2008, we have entered into several agreements with different vendors to purchase additional equipment required for our Upgrade Projects, including gas compressors, transformers, selective catalytic reduction catalysts (“SCRs”) as well as engineering, procurement, construction and management services in connection with our Chula Vista and Escondido Upgrade Projects. The total aggregate cost of these contracts is approximately $12.9 million. We will continue to make scheduled deposits payment for these contracts as per agreed upon schedules. Through the date of this report we have made approximately $4.5 million in scheduled payments.

On June 30, 2008 our wholly owned subsidiaries, MMC Chula Vista II, LLC and MMC Escondido II, LLC, agreed to a $25.5 million loan facility with GE Energy Financial Services (“GE Finance”) in connection with the purchase of three GE LM-6000 PC Sprint natural gas-fired turbines from GE Energy. We expect that this facility will provide the addition funding needed to complete the purchase of the turbines. As of September 30, 2008 the required equity contribution has been made.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer as of September 30, 2008, we conducted an evaluation of effectiveness of the design and operation of our disclosure controls and procedures, (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of such date to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosure.

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

On June 6, 2008, the FERC issued an order rejecting our arguments that our facilities comply with the CAISO's tariff to provide spinning reserve services, and that we be allowed to resume bidding into this market. The FERC determined that beginning on September 18, 2006, we were not in compliance with the existing CAISO spinning reserve services tariff, which caused the CAISO to assert the right to recover spinning reserve revenues paid to us after September 18, 2006. The FERC did, however, direct the CAISO to reimburse us for disputed charges related to spinning reserve revenues earned prior to and including September 18, 2006, and directed that a settlement judge be appointed to conduct settlement negotiations in an effort to resolve disputes as to any further reimbursements for contested charges subsequent to September 18, 2006. On July 7, 2008, we filed a request for rehearing of the FERC's ruling. Also on July 7, the CAISO filed a request for rehearing with respect to the recovery of the pre-September 18, 2006 disputed charges awarded to us.

On September 22, 2008, we and the CAISO reached a settlement of this dispute. We agreed to pay the CAISO $1 million to settle all outstanding disputed items and we recorded this proposed settlement as a $1 million reduction of ancillary services revenue in the Statement of Operations at September 30, 2008. On October 14, 2008, we and the CAISO jointly filed an Offer of Settlement and Request for Expedited Action with the FERC requesting that the FERC expeditiously review and approve the Settlement Agreement without modification. Under the terms of the Settlement Agreement, we are required to make four equal installment payments of $250,000 to the CAISO with the first payment to be made conditioned upon receipt of FERC approval of the Settlement Agreement, with the remaining payments due on December 31, 2008, March 31, 2009 and June 30, 2009. As of September 26, 2008 the CAISO has withdrawn our certification to provide spinning reserve services.

Upon FERC approval of the Settlement Agreement, all pending requests for rehearing of the FERC's June 6 order will be deemed withdrawn and the FERC proceedings will be terminated.

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

Our current business plan may require us to obtain additional financing, which may not be available on commercially reasonable terms or at all.

The completion of our Chula Vista and Escondido Upgrade Projects, or any future acquisitions, may require us to obtain additional debt financing or other funding in a short period of time. We have entered into discussions with certain third parties interested in either acquiring certain of our assets or partnering with us on the development of our upgrade projects, which would be expected to significantly alleviate our cash requirements.  If we are not successful in these efforts we may need additional funding during the next twelve months since our existing cash resources will not be sufficient to cover anticipated losses from operations as well as the continued funding of our current growth strategy, inclusive of existing equipment purchase contracts.  The extent and timing of the capital requirements will depend on the availability of debt financing based on the revenue contracts we are ultimately able to secure for the Upgrade Projects, the extent of future operating losses, and the specific acquisition targets, if any, that we are able to source.

If we fail to obtain sufficient capital resources on terms acceptable to us, it would have a material adverse effect on our plans to make additional acquisitions, cover unplanned repairs, required capital expenditures and/or our current business, results of operations, liquidity and financial condition. If we issue additional equity and/or debt securities to meet our future capital requirements, the terms of any future equity financings may be dilutive to our stockholders and the terms of any debt financings may contain restrictive covenants that may also negatively affect our stockholders. Our ability to consummate future financings will depend on the status of our business prospects as well as conditions then prevailing in the capital markets.

Recent disruptions in the financial markets could affect our ability to obtain financing for our upgrade projects, acquisition growth strategy, and other purposes on reasonable terms or at all, and have other adverse effects on us and the market price of our common stock.

The United States stock and credit markets have recently experienced significant price volatility, dislocations and liquidity disruptions, which have caused market prices of many stocks to fluctuate substantially and the spreads on prospective debt financings to widen considerably. These circumstances have materially impacted liquidity in the financial markets, making terms for certain financings less attractive, and in some cases have resulted in the unavailability of financing. Continued uncertainty in the stock and credit markets may negatively impact our ability to access additional financing for development of our properties and other purposes at reasonable terms, which may negatively affect our business. A prolonged downturn in the financial markets may cause us to seek alternative sources of potentially less attractive financing and there can be no assurance that financing will be available on any terms, and either such event would require us to adjust our business plan accordingly. The disruptions in the financial markets may have a material adverse effect on the market value of our common stock and other adverse effects on us and our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable
(b)	Not applicable
(c)	The table below presents shares of the Company’s stock which were acquired by the Company during the quarter:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Amount in Thousands) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31	-	$-	-	$2,500
August 1 to August 31	656	2.20	656	2,498
September 1 to September 30	1,013	2.64	1,013	2,496
For the Third Quarter of 2008	1,669	2.47	1,669	2,496

All shares were purchased in open market transactions. The shares are repurchased pursuant to the stock buyback plan announced March 26, 2008 for purchases not to exceed $2.5 million dollars expiring September 30, 2008 (subsequently extended through December 31, 2008).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a) Exhibits.

10.26
Energy Management Agreement, dated November 1, 2008, by and between MMC Energy North American, LLC, MMC Mid-Sun LLC, MMC Chula Vista LLC, MMC Escondido LLC, Macquarie Cook Power Inc. and Macquarie Cook Energy, LLC.*

31.1	Certification pursuant to Rules 13a – 14(a) and 15d – 14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification pursuant Rules 13a – 14(a) and 15d – 14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification pursuant to 18 U.S. C. Section 1350

32.2	Certification pursuant to 18 U.S. C. Section 1350

*  Portions of this Exhibit were omitted and have been filed separately with the Secretary of the Commission pursuant to our application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MMC ENERGY, INC.

By:	/s/ Michael J. Hamilton
Michael J. Hamilton
Chief Executive Officer

	By:	/s/ Denis Gagnon
Denis Gagnon
Chief Financial Officer and Principal Accounting Officer

DATE: November 14, 2008