Form 10-K
period 2008-12-31
MMC ENERGY, INC.
filed 2009-03-31
CIK 1312206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 000-51968

MMC ENERGY, INC.
 (Exact Name of Registrant As Specified In its Charter)

Delaware	26 Broadway, Suite 960, New York, NY 10004	98-0493819
(State or other jurisdiction of incorporation or organization)	(Address of principal executive offices) (zip code)	(IRS Employer Identification No.)

Registrant’s telephone number, including area code: (212) 977-0900

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.001 par value	Nasdaq Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting  company.. See definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12-b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐ Accelerated filer  ☐  Non-accelerated filer ☐  Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the close of business March 26, 2009 was $9,558,894. The registrant’s closing price as reported on the NASDAQ Global Markets for March 26, 2009 was $0.68 per share.

The number of outstanding shares of the registrant’s common stock as of March 31, 2009 was 14,161,325.

Documents Incorporated By Reference: Certain sections of MMC Energy, Inc.’s definitive Proxy Statement for use in connection with its 2009 annual meeting of stockholders, to be filed subsequently, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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

PART I

ITEM 1. BUSINESS

Company Overview

We were originally incorporated in Nevada under the name High Tide Ventures, Inc. on February 13, 2003. As an inactive publicly registered shell corporation with no significant assets or operations, High Tide’s business plan was to seek an acquisition candidate. On May 3, 2006, High Tide changed its name to MMC Energy, Inc. On May 15, 2006, a wholly-owned subsidiary of MMC Energy, Inc. merged with and into MMC Energy North America LLC, a Delaware limited liability company. Prior to this merger, MMC North America LLC, which began operations in February 2005, acquired the electricity generating facilities located in Chula Vista and Escondido, California and otherwise conducted our current business as described throughout this report. As a result of the merger, MMC Energy, Inc. thus acquired the business of MMC Energy North America LLC, including the electricity generating facilities, and the former members of MMC Energy North America LLC received shares of common stock of MMC Energy, Inc. On September 22, 2006, we reincorporated as a Delaware corporation by means of a merger of the existing Nevada corporation with and into MMC Energy, Inc., a newly-formed Delaware corporation. On April 19, 2007, we effected a one for ten reverse stock split of our common stock. On July 1, 2007 we successfully became listed on the NASDAQ Global Market.

We are an energy management company that actively manages electricity generating and energy infrastructure related assets in the United States.  Our historical mission has been to acquire, directly or through joint ventures, a portfolio of small to mid size electricity generating assets, generally below 100 megawatts, or “MW.” To date, we have acquired three electricity generating assets in California, totaling 110 MW of capacity.  We are in the process of reviewing our strategic alternatives in an effort to maximize shareholder value, which may include liquidating our assets in lieu of continuing to seek additional acquisitions of small to medium-sized power generating facilities. Our natural gas fueled electricity generating facilities are commonly referred to as “peaker” plants. Our plants are used to balance unexpected short term surges in demand, making them critical to the reliability, or “insurance,” of the power grids they serve. Our assets generate revenue from providing capacity and ancillary reliability services to transmission grid that distributes electricity to industrial and retail electricity providers. During peak electricity usage times, such as the summer, we also sell our electricity in the daily merchant market.

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

We launched our acquisition strategy in January 2006 with the acquisition of two 44 MW natural gas fired electricity generating facilities in San Diego county, one in Chula Vista and the other in Escondido, California. This acquisition provided us entry to the California wholesale electricity market. We fully re-commissioned the facilities and began earning revenues in June 2006. We acquired these formerly idle facilities for what we believe to be a discounted value to market. In November 2006, we acquired MMC Mid Sun, a 22 MW facility near Bakersfield, California, which we also successfully re-commissioned and began operating in January 2007.

Due to the recent stresses in the financial markets, coupled with depressed electricity prices, it has become increasingly difficult for us to continue to execute our acquisition growth strategy.  Furthermore, the California Energy Commission, or the CEC, issued its Preliminary Decision in January 2009 denying our Chula Vista Energy Upgrade Project the required permit to proceed, in what we believe to be an unprecedented reversal of the CEC staff’s Final Staff Assessment in full support of our application.  While we continue to evaluate our options to contest the CEC’s preliminary decision, this unexpected development substantially jeopardized the Chula Vista Energy Upgrade Project.  While we have successfully permitted our Escondido Energy Upgrade Project, we have yet to obtain a satisfactory long term revenue contract to finance the Escondido Energy Upgrade Project’s completion.

  These and other events have led us to more aggressively evaluate our strategic alternatives, including pursuing the sale of our assets, as noted above. Our asset sales to date include the sale of: (1) our subsidiary MMC Escondido II, LLC, whose only asset was one of three GE LM-6000 PC Sprint® turbines we had on order, (2) the GE LM-2500 turbine and related equipment powering our MMC Mid-Sun facility, which transaction is subject to closing scheduled for April 1, 2009, and (3) our two natural gas compressors..  Upon closing the Mid-Sun sale, the three previously mentioned asset sales will have resulted in approximately $9.7 million of cash, of which $4.7 million were received as of the balance sheet date, to us and relieved us of the obligation to pay an additional $2.1 million under relevant purchase agreements. The remaining funds were and are expected to be received in 2009. We are in the process of selling our remaining assets and have executed non-binding letters of intent providing a potential buyer with the exclusive right, through March 31, 2009, to negotiate the purchase of our two remaining GE LM-6000 PC Sprint®  turbines and substantially all of our remaining assets, respectively. If we are not successful in selling our remaining assets and/or the company in its entirety, we intend to reduce our general and administrative expenses as much as possible to minimize the extent of further cash utilized for operations.  We have already begun this effort, including reducing our headcount by 43% effective March 31, 2009, and we expect general administrative costs to continue to trend downward during 2009, excluding related severance costs.

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

In 2001, wholesale electric prices began to decline from record levels primarily due to the excess capacity created by the IPPs and mild weather. By early 2002, wholesale electric prices in certain regions of the United States had dropped to historically lower levels. In California, wholesale pricing was drastically inflated in 2001 due to market manipulations by certain IPPs such as Enron, which ultimately led to bankruptcies of some utilities that were unable to pass on such inflated costs to their consumers. Emergency measures were enacted, including long term power purchase agreements backed by the California Department of Water Resources, which had sufficient credit, a $250 per MW-hour price cap, and other measures aimed at curtailing the market manipulations, served to have an immediate and drastic dampening effect on pricing. Accordingly, the cyclicality of the market was particularly felt in California. Concurrent with wholesale electricity price declines, there were sharp increases in the price of natural gas caused by increased demand from new generation facilities and starting in 2005, shrinking supply as a result of the damage to existing natural gas production facilities caused by hurricanes Katrina and Rita.

The volatility of wholesale electricity and natural gas prices led to the deterioration of the non-regulated electricity markets. As the profit margins declined, some IPPs had difficulty servicing their debt obligations, which resulted in a significant financial distress for many owners of these assets, especially smaller natural gas production facilities.

Some regions have higher demand than supply due to transmission constraints. We commonly refer to areas where electricity demand is high but electricity supply is limited due to transmission constraints and/or insufficient local capacity as “red zones.” Specifically, parts of California, Texas and the Mid-Atlantic and Northeastern United States have red zones. Red zones offer electricity generating assets the opportunity to sell services and production at premium prices. Our MMC Chula Vista and MMC Escondido facilities, for example, are located in Southern California which is one of the most constrained regions in the United States. We expect that the San Diego region will remain capacity constrained relative to other Southern California regions, excluding Los Angeles, for the foreseeable future.

Existing Facilities

MMC Chula Vista and MMC Escondido

Our Chula Vista and Escondido facilities, or “MMC Chula Vista” and “MMC Escondido” are located in San Diego county, California.  We purchased the facilities in January 2006 from Dispersed Generating Company, LLC, an indirectly owned subsidiary of National Energy & Gas Transmission, Inc., the former non-regulated subsidiary of PG&E Corporation.  Because National Energy & Gas Transmission was in the final stages of a Chapter 11 bankruptcy liquidation, the facilities were in an idle state, with virtually no maintenance having been performed for a period of two years.  Accordingly, we were able to negotiate what we believe to be an attractive deep discount purchase price approximating the scrap value of the equipment.  We acquired and then re-commissioned the facilities for a total cost price of approximately $5.7 million, representing a fraction of the original $57 million cost to construct the facilities in 2001.

We tested and repaired all of the key equipment, renewed all of the required operating permits, and fully re-commissioned the facilities in June 2006, in time for the critical summer market.  We also executed resource adequacy capacity contracts for the balance of 2006. More recently, we executed capacity contracts covering the entire effective capacity for 2007, as well as a subsequent contracts covering approximately one-half of the effective capacity for the period from 2008 to 2011.

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

We tested and repaired all of the key equipment, renewed all of the required operating permits, and successfully re-commissioned the facilities in January, 2007, approximately 70 days after closing on the purchase.  We also executed resource adequacy capacity revenue contracts for the balance of 2007. As of February 29, 2009, resource adequacy contracts for approximately three quarters of the effective capacity for the period from 2009 to 2011 were executed.

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

On February 6, 2009, we agreed to sell MMC Mid-Sun’s General Electric LM2500® turbine and certain related power generating equipment for $4.0 million to an affiliate of Pro Energy Services, Inc. (“Pro Energy”). Pro Energy provides operations & maintenance services for each of our wholly-owned subsidiaries’ power plants.   The transaction is scheduled to close on April 1, 2009, at which point we expect to cease operations at the MMC Mid-Sun facility.  MMC Mid-Sun will continue to own residual ancillary equipment at the site.  MMC Mid-Sun remains subject to a long term land lease through 2016, which we expect to terminate through a negotiated buy-out of the lease.  MMC Mid-Sun also is contracted to supply resource adequacy capacity requirements through 2011, which we expect to satisfy by procuring replacement capacity from another facility. Subject to the final outcome of such contract negotiations and miscellaneous deal costs, we expect to receive net proceeds of $2.5 to $3.0 million after winding up the Mid-Sun operation. There can be no assurance, however, that the cost of terminating such agreements will not be higher, including as a result of any penalties assessed, which we believe to be unlikely.

Upgrade Projects

MMC Chula Vista

MMC Chula Vista was originally developed with a view towards supporting two distinct generating units. We originally planned to implement an energy efficiency upgrade of the facility with two General Electric LM-6000 PC Sprint®  turbines and related equipment.  However, as noted above the CEC issued its Preliminary Decision on January 29, 2009 denying our Chula Vista Energy Upgrade Project the required permit to proceed. We believe that this may be the first time that the CEC Staff has recommended complete approval of a project and the assigned Commissioners have overridden the Staff’s recommendation.  We are currently evaluating the full CEC decision and are evaluating our options, which may include contesting the preliminary decision.  Given the difficulties involved in potentially reversing the CEC Staff’s decision, as of December 31, 2008 we recognized a non-cash charge of approximately $840,000 of expenses capitalized to date for developing the upgrade project.

MMC Escondido

 Our MMC Escondido facility may also be upgraded with similar General Electric equipment, or potentially next generation technology. We have filed a permit application with the San Diego Air Pollution Control District, or the “SDAPCD,” to upgrade the facility.  The upgrade will consist of the removal of the existing 44 MW Pratt and Whitney Twin Pac combustion turbines along with their support and control systems, and replacing them with a single General Electric LM6000 PC Sprint® turbine, a new technology aero-derivative combustion turbine. The new turbine will be equipped with advanced air pollution control systems including Selective Catalytic Reduction for the control of oxides of nitrogen, and an Oxidation Catalyst for the control of carbon monoxide. Overall, the new plant will be more fuel efficient, produce more power than the existing turbines, and be less polluting on a per megawatt-hour basis. The upgraded facility will also be designed to qualify for capacity and for ancillary services, during off-peak hours, as well.  According to the transmission interconnection agreement with SDG&E, we have appropriate transmission capacity to perform the efficiency upgrade.

On July 7, 2008, we received an Authority to Construct permit from the San Diego Air Pollution Control District, the final regulatory approval required to commence our Escondido Energy Upgrade Project. We announced in February 2009 the receipt of a Conditional Use Permit from the City of Escondido, which was the other major permit required to commence the Escondido Energy Upgrade Project.

As noted above, although we were successful in permitting Escondido, the timing of the Escondido Energy Upgrade Project’s completion remains uncertain until an adequate long term revenue contract can be obtained.  Accordingly, we have begun to sell the long lead equipment previously ordered as it would otherwise be too costly to carry.  On December 10, 2008 we completed the sale of our membership interest in MMC Escondido II, LLC, a wholly-owned subsidiary whose only asset was an agreement to acquire a General Electric LM6000 PC Sprint® turbine for $15.3 million to an affiliate of Wellhead Electric Company, Inc. See “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operation – Loss on Disposal and Impairment charges.”

California Independent System Operator and Related Markets

Independent Service Operators, or “ISOs,” were created upon the deregulation of the utility industry to serve as regional non-profit organizations to ensure reliable transmission system operation and operate the energy market to foster reasonable energy costs for electricity consumers in their region. For consumers, the ISO ensures that their electrical needs are met around-the-clock at a reasonable price. The ISO never buys or sells electricity for its own account but instead acts as an electronic auction house to match supply with demand.  Most sales in California are pursuant to bilateral contracts, but a significant percentage is sold through the CAISO’s imbalance energy market.  ISOs are arranged geographically; the California Independent System Operators, or “CAISO,” serves the California market, which is the market in which we currently operate and which will be a source of potential growth for us.

The CAISO Energy Market operates much like a stock exchange, with market participants establishing a price for electricity by matching supply and demand.  The Energy Market consists of Day-Ahead and Real-Time Markets. The Day-Ahead Market is a forward market in which hourly prices are calculated for the next operating day based on generation offers, demand bids and scheduled bilateral transactions. The Real-Time Market is a spot market in which current prices are calculated at five-minute intervals based on actual grid operating conditions.  In both the Day-Ahead and Real-Time markets, CAISO arrays the bids to arrive at a market clearing price by aggregating the lowest bids available until the required capacity is available. All successful bidders are then paid for their energy at this market clearing price upon delivery of the electricity at the times specified.  The CAISO schedules transmission transactions, arranges for necessary ancillary services and administers a real-time balancing energy market.  The market clearing price is subject to a $400/MW per hour soft-cap imposed by the California Public Utilities Commission, or “CPUC,” with higher prices permissible for generators with higher costs per FERC approval.

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

Power generation owners who have signed Resource Adequacy contracts must make their plants available to the CAISO and are subject to what is known as the ‘‘must-offer requirement’’. The practical effect of this rule is to allow the CAISO, and by extension the utilities and other load serving entities in the market, to obtain operating reserves. On August 26, 2006, the Independent Energy Producers, a trade association, filed a complaint at the FERC, requesting that the FERC require the CAISO to implement a Reliability Capacity Services Tariff, or RCST, for generators that do not have Resource Adequacy contracts, that would pay them for the capacity obtained pursuant to the must-offer requirement. If granted by the FERC, the new RCST may result in increased capacity revenue opportunities for generators.

The CPUC. in conjunction with the Western Electricity Coordinating Council (“WECC”) and the North American Electricity Reliability Corporation (“NERC”)and the National has issued a series of orders which require exempt wholesale generators and other power plant owners to comply with detailed operation, maintenance and logbook standards for electricity generating facilities. The CPUC has adopted detailed reporting requirements for the standards, and conducts frequent on-site spot inspections and more comprehensive facility audits to evaluate compliance. The CPUC’s efforts to implement and enforce the operation, maintenance and logbook standards could interfere with our future ability to make economic business decisions regarding our units, including decisions regarding unit retirements, and could have a material adverse impact on our business activities in California.

On March 31, 2009 CAISO plans to launch its Market Redesign and Technology Upgrade, or MRTU.  MRTU will allow CAISO to conduct a Day-Ahead Market that combines three services: energy, ancillary services and congestion, and produces local prices that eliminate the distinction between inter-and intra-zonal congestion.  Locational Marginal Pricing, or  LMP,  shows the cost of producing power as well as the cost of delivery. The program will introduce new market rules and penalties, improving the reliability of the grid. Some other major design elements of MRTU include: Congestion Revenue Rights, which allow parties to hedge congestion cost risks; Residual Unit Commitment, which allows day ahead reliability backstop to meet real-time load forecast; and Hour Ahead Scheduling Process, which allows changes to resource and inter-tie schedules without creating a complete third settlement market.

One of the main benefits of the MRTU for MMC Chula Vista and MMC Escondido is the LMP. The price cap on sale of electricity will be increased from $400 MWhr to $2,500 MWhr. Given the premium location of MMC Chula Vista and MMC Escondido such an increase in maximum price should benefit the facilities substantially. However, there will be power mitigation rules in place and the generators will not be able to always collect such high pricing even when the LMP at a certain location has reached a cap. At present we cannot predict what, if any, additional revenues, if any, will be generated by such change in pricing.

Electricity Marketing and Commercial Operations

Our three facilities described above are considered “peaking facilities” that typically run only during periods of peak demand.  Peaking facilities are by nature costlier to run per MWh of electricity produced, but generally much less costly to build and maintain as compared to “baseload” facilities which provide cheaper electricity and are run continuously.  Despite being costlier to run, peaking facilities are also less sensitive to commodity pricing as our facilities will generally run only in an emergency when pricing is at a significant premium. The emergence of renewable electricity sources, such as wind, which by nature are subject to very short term fluctuation creates more demand for peaking facilities.

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

For our facilities, managing the setting of daily trading strategies to provide electricity and ancillary services is critical.  We set trading strategies based on market conditions and the specific operating characteristics of each individual plant.  We rely on our relationship with Macquarie Cook Power, Inc. (“Macquarie”), a subsidiary of Macquarie Investment Bank, Ltd.  to provide access to its trading desk to execute on the strategy.  Given our size, it is more efficient to outsource trading activities which must be covered on a 24 hour per day basis.   The Macquarie traders have full access to our markets and are able to execute on trades on a real-time basis in order to optimize our revenues. In order to properly align interests, Macquarie receives a significant percentage of any revenues they are able to generate above the profit targets set in advance with us.   This trading capability remains vital even if an asset is hedged. There is generally an ability to generate revenues beyond what is required to be passed on to the hedge counterparty which is generally set based on general index pricing.

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

We have signed RA contracts for 75% of the Net Qualified Capacity of our existing generation portfolio from 2009 through 2011.

Ancillary Services

Ancillary services are the provision of reserve energy generating capacity that is available to be dispatched when there is a sharp rise in demand for electricity. This capacity can be bought, sold and dispatched within seconds, minutes or hours. The primary ancillary services are procured by the CAISO daily in the Day-Ahead Market.

The three primary ancillary services are:

•
Spinning Reserves: Power plants that are already on-line, defined as the generator is running and synchronized to the grid, with additional capacity that is capable of ramping over a specified range within ten minutes and running for at least two hours. Effective October 10, 2007 we ceased bidding into the spinning reserve markets and in September 2008 we withdrew our facilities’ certification to provide spinning reserves. Please see “Legal Proceedings” for further discussion.

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

Our facilities are currently qualified to provide only non-spinning reserve services.

Revenues from Electricity Sales

Electricity sales represent the provision of electricity to a local power grid through Day-Ahead and Real-Time auctions managed by the ISO, the “merchant market,” or bilateral agreements with a direct counterparty.

Aside from bilateral contracts, which we may enter into from time to time, we generally offer our energy to the ISO daily at our variable cost plus a desired margin.  In a merchant market, our facilities can only be dispatched if the market clearing price exceeds our bid price.  The difference between the market clearing price and the cost of fuel to generate electricity is commonly referred to as the spark spread.  We may also receive out of merit dispatches.  This occurs when our electricity is needed locally due to local transmission constraints, in which case we will be paid our bid price for energy provided.

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

National Ambient Air Quality Standards. Ambient air quality standards for ozone and fine particulate matter were adopted by the US EPA in July 1997. The US EPA designated non-attainment areas for the 8-hour ozone standard on April 30, 2004, and for the fine particulate standard on January 5, 2005. All of our facilities are located in counties within the state of California that have been identified as being in non-attainment with both standards. States are required to revise their implementation plans for the ozone and particulate matter standards within three years of the effective date of the respective non-attainment designations. The revised state implementation plans are likely to require additional emission reductions from facilities that are significant emitters of ozone precursors and particulates. Any additional obligations on our facilities to further reduce their emissions of sulfur dioxide and nitrous oxide and fine particulates to address local non-attainment with the 8-hour ozone and fine particulate matter standards will not be known until the states revise their implementation plans. Depending upon the final standards that are adopted, we may incur substantial costs or experience other financial impacts resulting from required capital improvements or operational changes.

Employees

As of March 31, 2009 we had six full-time employees who are located in our executive offices in New York, New York, and one additional employee in California. None of our employees are represented by labor unions and we consider our employee relations to be good.

Our existing facilities have no direct employees and primary operations, including Energy Management and Operations & Maintenance, are fully contracted-out to third parties at competitive rates, and overseen by our executive team.    Under our current operations and maintenance contract, three full time workers man our facilities during peak hours and are on call during off-peak periods.

ITEM 1A. RISK FACTORS

None.

ITEM 1B.UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTY

Our facilities consist of three electricity generating facilities located in Chula Vista, Escondido and Bakersfield, California. The MMC Chula Vista and MMC Escondido facilities have a gross nameplate capacity of approximately 44 MW each and the Bakersfield facility has a gross nameplate capacity of approximately 22 MW. Each facility is considered a "peaking facility" in that it is called to run only during periods of peak electricity demand. Our facility located in Escondido is situated on 1.6 acres of land owned by us. .   Our facility at Chula Vista resides on 3.8 acres subject to a long-term land lease, which expires in 2012, but is renewable at our option for up to two additional five year periods. In conjunction with the energy efficiency upgrade of MMC Chula Vista, provided we enter into a related long-term electricity purchase agreement, we have the option to extend the lease for an additional 16 years. The Bakersfield facility is located on approximately two acres, which we lease pursuant to a lease that expires in 2016, renewable at our option for an additional five year period.  We expect to buy out of the Bakersfield lease commitment in connection with the MMC Mid-Sun equipment sale.

We lease our principal executive office located at 26 Broadway, Suite 960, New York, New York, 10004. The office, consisting of approximately 2,500 square feet of space, is suitable to accommodate our space requirements for at least the next twelve months.  The lease for this office expires December 31, 2010.  Our average monthly rent over the term of the lease for our principal executive office is approximately $9,800.

ITEM 3. LEGAL PROCEEDINGS

On March 13, 2008, we filed a complaint with the Federal Energy Regulatory Commission (''FERC'') seeking an order directing the California Independent System Operator Corporation ("CAISO") to allow us to participate in the spinning reserve market. The CAISO filed an answer on April 14, 2008 disputing our position. On April 29, 2008 we reiterated our position in a response to the answer filed by CAISO. On June 6, 2008, the FERC issued an order rejecting our arguments that our facilities comply with the CAISO's tariff to provide spinning reserve services, and that we be allowed to resume bidding into this market. The FERC determined that beginning on September 18, 2006, we were not in compliance with the existing CAISO spinning reserve services tariff, which caused the CAISO to assert the right to recover spinning reserve revenues paid to us after September 16, 2006. The FERC did, however, direct the CAISO to reimburse us for disputed charges related to spinning reserve revenues earned prior to and including September 18, 2006, and directed that a settlement judge be appointed to conduct settlement negotiations in an effort to resolve disputes as to any further reimbursements for contested charges subsequent to September 18, 2006.  On July 7, 2008, we filed a request for rehearing of the FERC’s ruling. Also on July 7, the CAISO filed a request for rehearing with respect to the recovery of the pre-September 18, 2006 disputed charges awarded to us.

On September 22, 2008, we and the CAISO reached a settlement of this dispute. We agreed to pay the CAISO $1 million to settle all outstanding disputed items and we recorded this proposed settlement as a $1 million reduction of ancillary services revenue in our Statement of Operations at September 30, 2008. On October 14, 2008, we and the CAISO jointly filed an Offer of Settlement and Request for Expedited Action with the FERC requesting that the FERC expeditiously review and approve the Settlement Agreement without modification. Under the terms of the Settlement Agreement, we are required to make four equal installment payments of $250,000 to the CAISO with the first payment to be made conditioned upon receipt of FERC approval of the Settlement Agreement, with the remaining payments due on December 31, 2008, March 31, 2009 and June 30, 2009. As of September 26, 2008 the CAISO withdrew our certification to provide spinning reserve services. On January 15, 2009 the FERC approved the settlement agreement. Pursuant to that agreement we made a payment of $500,000 on January 16 with two remaining payments of $250,000 due on March 31, 2009 and June 30, 2009.

Upon FERC approval of the Settlement Agreement, all pending requests for rehearing of the FERC's June 6 order were deemed withdrawn and the FERC proceedings were terminated.

From time to time we may become a party to routine litigation or other legal proceedings that are incidental and part of the ordinary course of our business. Management and legal counsel periodically review the probable outcome of such proceedings, the costs and expenses reasonably expected to be incurred, the availability and extent of insurance coverage, and established reserves.

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

	High	Low
Fiscal 2009
First Quarter	$1.41	$0.51
Fiscal 2008
Fourth Quarter	$2.40	$0.19
Third Quarter	3.94	1.35
Second Quarter	3.40	1.95
First Quarter	3.65	1.76
Fiscal 2007
Fourth Quarter	$4.85	$2.92
Third Quarter	9.75	5.80
Second Quarter	5.50	3.75
First Quarter	11.60	6.20

As of March 31, 2009, there were approximately 1,368 holders of record of our common stock.

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

Below is a table summarizing all equity security issuances under our equity compensation plans previously approved by our security holders:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
2006 Equity Incentive Plan	93,000	$9.29	111,164

Total	93,000	$9.29	111,164

Securities remaining available for issuance under the plan also reflects (i.e. is reduced for) the issuance of 295,836 shares of restricted stock as compensation to directors and employees more fully described in Note 11 to our consolidated financial statements included in Item 8 of this annual report. Currently, there are no compensation plans in effect under which our equity securities are authorized for issuance that were adopted without the approval of our security holders.

During the years ended December 31, 2008 and 2007 we purchased 33,022 and 0 common shares, respectively, as part of a publicly announced plans or programs or otherwise.

The table below presents shares of the Company’s stock which were acquired by the Company during the fourth quarter of 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Amount in Thousands) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31	-	$-	-	$2,498
November 1 to November 30	-	-	-	2,498
December 1 December 31,	31,353	0.81	31,353	2,467
For the Fourth Quarter of 2008	31,353	0.81	31,353	2,467

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto appearing in this Annual Report and in our other public filings.. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors. See “Forward Looking Statements” on page 3 of this Annual Report.

Overview and Management’s Plan of Operation

We are an energy management company that actively manages electricity generating and energy infrastructure related assets in the United States.  Our historical mission was to acquire, directly or through joint ventures, a portfolio of small to mid size electricity generating assets, generally below 100 megawatts, or “MW.” To date, we have acquired three electricity generating assets in California, totaling 110 MW of capacity. We are in the process of reviewing our strategic alternatives in an effort to maximize shareholder value, which may include liquidating our assets in lieu of continuing to seek additional acquisitions of small to medium-sized power generating facilities.  Our natural gas fueled electricity generating facilities are commonly referred to as “peaker” plants. Our plants are used to balance unexpected short term surges in demand, making them critical to the reliability, or “insurance,” of the power grids they serve. Our assets generate revenue from providing capacity and ancillary reliability services to transmission grid that distributes electricity to industrial and retail electricity providers. During peak electricity usage times, such as the summer, we also sell our electricity in the daily merchant market.

We are managed by a team of professionals with significant energy sector experience and knowledge. Our executive officers and Board of Directors have extensive experience with industry leaders in the energy and finance sectors, especially asset management, commodity pricing and risk management as well as private equity, structured finance and project finance transaction experience.

We launched our acquisition strategy in January 2006 with the acquisition of two 44 MW natural gas fired electricity generating facilities in San Diego county, one in Chula Vista and the other in Escondido, California. This acquisition provided us entry to the California wholesale electricity market. We fully re-commissioned the facilities and began earning revenues in June 2006. We acquired the formerly idle facilities for what we believe to be a discounted value to market. In November 2006, we acquired MMC Mid Sun, a 22 MW facility near Bakersfield, California, which we also successfully re-commissioned and began operating in January 2007.

Due to the recent stresses in the financial markets, coupled with depressed electricity prices, it has become increasingly difficult for us to continue to execute our acquisition growth strategy.  Furthermore, the California Energy Commission, or the CEC, issued its Preliminary Decision in January 2009 denying our Chula Vista Energy Upgrade Project the required permit to proceed, in what we believe to be an unprecedented reversal of the CEC staff’s Final Staff Assessment in full support of our application.  While we continue to evaluate our options to contest the CEC’s Preliminary Decision, this unexpected development substantially jeopardized the Chula Vista Energy Upgrade Project.  While we have successfully permitted our Escondido Energy Upgrade Project, we have yet to obtain a satisfactory long term revenue contract to finance the Escondido Energy Upgrade Project’s completion.

These and other events have led us to more aggressively evaluate our strategic alternatives, including pursuing the sale of our assets, as noted above. Our asset sales to date include the sale of: (1) our subsidiary MMC Escondido II, LLC, whose only asset was one of three GE LM-6000 PC Sprint® turbines we had on order, (2) the GE LM-2500 turbine and related equipment powering our MMC Mid-Sun facility, which transaction is subject to closing targeted for April 1, 2009, and (3) our two natural gas compressors on order.  Upon closing the Mid-Sun sale, the previously three mentioned asset sales will have resulted in approximately $9.7 million of cash to us after repayment of debt of $8.6 million and relieved us of the obligation to pay an additional $2.1 million under relevant purchase agreements. Of the $9.7 million, $4.7 million was received as of the balance sheet date; the remaining funds were and are expected to be received in 2009.

If we are not successful in selling our remaining assets and/or the company in its entirety, we intend to reduce general and administrative expenses as much as possible to minimize the extent of further cash utilized for operations.  we began this effort, including reducing our headcount by 43% effective March 31, 2009, and we expect general administrative costs to continue to trend downward during 2009, excluding related severance costs.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principals generally accepted in the United States. The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosure. We base our estimates and assumptions on historical experience and on various other assumptions that we believe to be reasonable under the circumstances; however, our operating experience is limited. Future events may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our consolidated financial statements, we believe the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments:

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

We recognize energy production revenue when energy has been substantially transmitted to the customer. We recognize revenue when electricity is delivered to a customer pursuant to contractual commitments that specify volume, price and delivery requirements. Some sales of energy are based on economic dispatch, or "as-ordered," by the CAISO, based on member participation agreements, but without an underlying contractual commitment. Revenues for sales of energy based on ISO dispatches are recorded on the basis of MW-hours delivered, at the applicable wholesale market prices. In addition to bilateral contracts that we may enter into from time to time, we generally offer our energy to the CAISO daily at its variable cost to produce plus a desired minimum profit margin. Our facilities can be dispatched only if the market clearing price exceeds our bid price. We may also receive "out of merit" dispatches in times when the market price is less than our bid price, but our electricity is needed locally due to local transmission constraints, in which case we will be paid our bid price for energy provided.

We recognize these revenues at the time of dispatch by the ISO. Capacity (resource adequacy) contract revenues are recognized based on the facility's capacity as certified by the California Public Utility Commission, or CPUC, and by CAISO. As described under "Results of Operations" below, we also recognize revenues from the provision of ancillary services and under capacity contracts. Although there are several types of ancillary services, to date we primarily provide "spin" and "non spin" services, which call for the facilities to be delivering the awarded capacity within 10 minutes of dispatch whether already connected to the grid (spin) or not (non-spin). As noted elsewhere in this annual report, we no longer provide spinning reserve revenues and do not expect to generate such spin revenues going forward with our existing facilities.

Our electricity generating facilities are generally referred to as “peaker” plants. Peaker plants are used to balance unexpected short term surges in electricity demand, making them critical to the reliability, or “insurance,” of the transmission grids they serve. Our revenues to date have been earned by providing resource adequacy capacity, ancillary services and energy production, as described more fully below under “Results of Operations.”

Interest Cost Capitalization

In accordance with Statement of Financial Accounting Standards  No. 34 “Capitalization of Interest Cost” (“SFAS No. 34”) the company capitalizes the cost of interest incurred for assets that are constructed or otherwise produced for our entity's own use (including assets constructed or produced for us by others for which deposits or progress payments have been made) and assets intended for sale or lease that are constructed or otherwise produced as discrete projects.  The Company does not capitalize interest for assets that are in use or ready for their intended use in the Company's operations.

As of December 31, 2008, the Company has capitalized approximately $240,000 of interest costs with respect to the purchase of two GE LM-6000 PC Sprint® turbines with respect to the Chula Vista Upgrade project and the related GE Loan Facility agreement.

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

The Company also evaluates its long-lived assets for impairment per SFAS No. 157 “Fair Value Measurement.” Impairment charges for certain assets held for sale were derived using Level 2 inputs.

During the years ended December 31, 2008 and 2007 the company recorded impairment charges of $6,610,329 and $0, respectively.

Assets Held For Sale

           As of the report date the Company had sold its interest in two natural gas compressors (see Subsequent Events) that it was contracted to purchase from KobelCo EDTI Compressors, Inc (“KobelCo  (see “Subsequent Events”). In addition the Company had also reached an agreement to sell its GE LM-2500 turbine that was in operation at its Mid-Sun facility to Pro Energy Services, Inc.  (“Pro Energy”) (See Subsequent Events). The carrying amount of the compressors was approximately $1.9 million at the balance sheet date. Mid-Sun and its facilities were held at their net realizable value of approximately $3.1 million.

            The Company is seeking to sell its interest in MMC Chula Vista II, LLC (“Chula Vista II”). Chula Vista II’s only asset is the contract to purchase two GE LM-6000 PC Sprint®  turbines from GE Packaged Power, Inc (“GE Power”) which, including project deposits and capitalized interest cost is carried at approximately $24.8 million. The Company also has as held for sale an additional $2.2 million of assets consisting primarily of its transformers to be purchased under contract from Fortune Electric Co. LTD (“Fortune”) and miscellaneous smaller assets.

Results of Operations

Revenues

Our revenues consist of energy production, ancillary services, and resource adequacy capacity revenues.

•
Resource Adequacy Capacity – Regulatory capacity payments for generators of any type are based strictly on total installed capacity measured in MW. In the California market where we currently operate exclusively, market-based capacity revenues are earned through resource adequacy contracts, whereby the counterparty can point to the our facilities' installed capacity as a source to supply its peak demand plus a mandatory safety margin as dictated by the CPUC. The contract does not create an obligation to supply electricity to the counterparty, but does obligate us to bid its energy into the CAISO markets on a daily basis such that our capacity is available to the CAISO, if needed, at our price. The resource adequacy capacity amount cannot exceed the qualified capacity amount for the resource. Qualified capacity is certified by CAISO. For 2007, the MMC Escondido and MMC Chula Vista facilities were certified by CAISO and the CPUC for 35.5 MW each and MMC Mid-Sun for 22 MW, and for 2008, 35.5 MW each respectively and MMC Mid-Sun for 21.8 MW.

•
Ancillary Services – Although there are several types of ancillary services, we primarily provide “non-spin” services which call for the facilities to deliver the awarded capacity within 10 minutes of dispatch regardless of whether already synchronized to the grid. As described in greater detail above, as of September 26, 2008 the CAISO has withdrawn our  certification to provide spinning reserve services which was our primary ancillary service revenue generator through 2007. See Part 1, Item 3 – “Legal Proceedings.”

•
Energy Production – We provide electricity to a local power grid through day ahead and real time auctions managed by the CAISO, the “merchant market” or through financially settled bilateral agreements with a utility or other direct counterparty. As we have no outstanding electricity purchase agreements or other contracted energy production, all of our energy production revenues are earned in the daily merchant market.

Revenues for the year ended December 31, 2008 and 2007 were $4,055,115 and $6,729,514, respectively, and were distributed as follows:

	Year Ended December 31,	Year Ended December 31,
Operating revenues:	2008	2007
Resource adequacy capacity	$3,671,972	$3,066,000
Ancillary services	(474,659)	2,179,627
Energy production	857,802	1,483,887
Total operating revenues	$4,055,115	$6,729,514

The decrease in revenue was driven primarily by the settlement we reached with CAISO for $1 million charged against ancillary services (see Part 1, Item 3 – “Legal Proceedings”). The settlement is classified as a reduction of revenue which is consistent with the treatment described in Emerging Issues Task Force (“EITF”) No. 01-9 “Payments From a Vendor to a Customer.” The decrease was also driven by a drop in ancillary services revenues due to the suspension of our spinning reserve services qualification by the CAISO.  The impact of these negative comparisons were offset in part by higher capacity revenues that were a result of our reporting a full twelve months of capacity revenue for MMC Mid-Sun at a higher price. Energy production revenues were driven lower by fewer dispatches in 2008 as well as lower overall market pricing.

Cost of Sales

  Costs of sales for the years ended December 31, 2008 and 2007 were $874,360 and $1,433,429 yielding gross profits of $3,180,755 and $5,296,085 and gross margins of 78% and 79%, respectively.

  Our gross margin has been relatively high due to high margin resource adequacy capacity constituting the largest portion of our revenues. Gross margins in 2008 were negatively impacted by our settlement with CAISO. Excluding the net effect of the settlement which included a small recovery of incentive fees, gross margins were 84% for the year ended December 31, 2008 compared to gross margins of 79% for same period ended December 31, 2007.

Years Ended December 31,			Gross Margin %
Costs of sales:	2008	2007	2008	2007
Costs of resource adequacy capacity	$262,392	$245,280	92.8%	92.0%
Costs of ancillary services	78,428	525,443	n/a	75.9%
Costs of energy production	533,540	662,706	37.8%	55.3%
Total costs of sales	$874,360	$1,433,429	78.2%	78.7%

Costs of sales include these major expenses:

•	Resource Adequacy Capacity – Includes primarily commissions paid to electricity marketers. We expect this revenue stream to remain at a very high margin.

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

For the years ended December 31, 2008 and 2007 operations and maintenance expenses were $2,557,725 and $2,438,722 respectively, which consisted primarily of fixed charges such as contracted labor, interconnection costs and other period costs associated with MMC Chula Vista, MMC Escondido and MMC Mid-Sun.   The higher operations and maintenance expenses in 2008 were due to a full year of expenses for Mid-Sun and higher property taxes, offset by improved labor costs overall.

Re-commissioning Expenses

Re-commissioning expenses consist of the non-recurring initial planned repairs and re-commissioning costs required to restore electricity generating facilities and all related equipment to operating condition, including fuel and other costs relating to initial test runs of the facilities.  Such expenditures are expensed for financial accounting purposes as they represent basic repairs and maintenance and do not otherwise extend the life of the assets. However, as such expenses are non-recurring on an asset- by-asset basis and pre-funded with the acquisition of the asset, management considers them part of its investment cost for evaluating returns on individual assets. We have completed the re-commissioning for our current assets.

For the years ended December 31, 2008 and 2007, re-commissioning costs were $0 and $413,904, respectively. The 2007 re-commissioning costs related to completing the re-commissioning of MMC Mid-Sun.

General and Administrative Expenses

For the year ended December 31, 2008 and 2007, general and administrative expenses were approximately $6,064,714 and $6,271,247, respectively. The expense for 2008 was driven primarily by compensation and professional fees, and included greater than expected legal and professional fees as a result of a Proxy fight, and higher expenses associated with uncompleted acquisition deals. The expense for 2007 included non-recurring severance-related charges of approximately $1,860,000 in connection with the departure of two of our former officers, with the balance of general and administrative expenses for 2007 primarily attributable to compensation and professional fees.

We have made a concerted effort to reduce our general and administrative expenses.  Expenses incurred during the fourth quarter were a more normalized $1.1 million compared to earlier quarters.  We expect to further reduce general and administrative costs significantly in future periods, which may be offset by severance costs associated with a planned reduction in headcount.

Loss on disposal and Impairment charges

The loss on disposal of approximately $1.61 million was a loss on disposal of our membership interest in MMC Escondido II, LLC (“Escondido II”). Escondido II’s primary asset was a contract to purchase an LM-6000 PC Sprint®  GE turbine from GE Packaged Power, Inc. (“GE Energy”). The loss was primarily composed of an approximately $1 million fee paid to Merriman Curhan Ford (“MCF”), our former investment bankers, resulting from the Escondido II sale and the termination of our relationship with MCF, which included a release in our favor from any further claims and fees that MCF might otherwise have earned on any additional strategic transactions we may consummate. There was also a one-time prepayment penalty fee levied by GE Capital of approximately $460,000 triggered by the sale of the membership interest in MMC Escondido II, LLC. The remainder of the loss is composed primarily of professional fees incurred to consummate the sale of the membership interest in Escondido II.

From time to time we use estimates to adjust, if necessary, the assets and liabilities of our continuing operations to their estimated fair value, less costs to sell. These estimates include assumptions relating to the proceeds anticipated as a result of any future asset sales. The adjustments to fair market value of these assets/liabilities provide the basis for the gain or loss when sold. In connection with the unfavorable preliminary CEC decision regarding our Chula Vista Upgrade Project, the indefinite timing of obtaining a satisfactory long-term revenue contract to finance our Escondido Upgrade Project, and holding for sale the related equipment ordered for both projects, we have recorded approximately $6.6 million in impairments to write-down capitalized professional fees, permitting costs, engineering fees and equipment deposits related to the Upgrade Projects.  Additionally, in conjunction with the pending sale of MMC Mid-Sun’s generating equipment, we have written down the carrying value of this equipment to reflect the sale price, net of selling costs and other costs associated with winding up the facility.  There were no impairment charges recorded in 2007. The impairment charges recorded are summarized below and were calculated in accordance with SFAS No. 157 (“Fair Value Measurements”) using Level 2 inputs based on contractual agreements and letters of interest:

Impairment charges (rounded)
Equipment Deposits and accrued cancellation charges	$3,360,000
Permitting and professional fees	840,000
Engineering and procurement fees	1,497,000
Sub-Total	5,697,000
Write-down of Mid-Sun to net realizable value	914,000
Total	$6,611,000

Interest and Other expenses

Net interest expense for the years ended December 31, 2008 and 2007 were income of $160,325 and $1,010,167, respectively. Interest expense for 2008 reflects primarily interest charged under our GE loan facility, unused facility fees and amortization of deferred financing costs in connection with the GE loan facility related the turbine purchased for MMC Escondido II; which was subsequently sold. All other interest expense related to the GE loan facility was capitalized in accordance with SFAS No. 34. Interest income from 2007 reflects investment of the proceeds of our July 2007 public offering in high-yield investment grade money market funds and debt securities partially offset by senior debt interest expense.

Other expenses, net for the years ended December 31, 2008 and 2007 were $-0- and income of $135,995, respectively. Other income in 2007 reflects a recovery of legal and professional fees incurred during prior periods.

Liquidity and Capital Resources

On July 5, 2007, we consummated a registered public offering of 9,090,910 shares of our common stock at $5.50 per share. This transaction resulted in net proceeds to us of approximately $46.1 million. As of December 31, 2008, we had $5.9 million in cash and equivalents.  The majority of cash we used during the year ended December 31, 2008 was for the making of approximately $40.8 million of deposits on equipment to be used for our planned Chula Vista and Escondido upgrade projects, of which $34.8 million was for the three GE LM-6000 PC Sprint® turbines intended for use in Chula Vista and Escondido upgrade projects. This was partially offset by the net proceeds from sale of the membership interest in Escondido II of $3.2 million as described below. Cash used for operations during the year was approximately $6.2 million, including approximately $1.2 million in payments for severance and related costs in connection with the departure of our former chief executive officer.

Our Loan Facility with GE Finance expires in August 2009.  If we are not successful in our efforts to liquidate our two remaining turbines and/or other assets, we may need additional funding during the next twelve months since our existing cash resources will not be sufficient to cover anticipated losses from operations as well as the repayment of the GE Finance Loan.  If we fail to obtain sufficient capital resources on terms acceptable to us, it would have a material adverse effect on our current business, results of operations, liquidity and financial condition. If we issue additional equity and/or debt securities to meet our future capital requirements, the terms of any future equity financings may be dilutive to our stockholders and the terms of any debt financings may contain restrictive covenants that may also negatively affect our stockholders. Our ability to consummate future financings will depend on the status of our business prospects as well as conditions then prevailing in the capital markets.

The United States stock and credit markets have recently experienced unprecedented price volatility, dislocations and liquidity disruptions, which have caused market prices of many stocks to fluctuate substantially and the spreads on prospective debt financings to widen considerably. These circumstances have materially impacted liquidity in the financial markets, making terms for certain financings less attractive, and in some cases have resulted in the lack of availability of financing. Continued uncertainty in the stock and credit markets may negatively impact our ability to access additional financing for development of our properties and other purposes at reasonable terms, which may negatively affect our business. A prolonged downturn in the financial markets may cause us to seek alternative sources of potentially less attractive financing and there can be no assurance that financing will be available on any terms, and either such event would require us to adjust our business plan accordingly. The disruptions in the financial markets have had  and may continue to have a material adverse effect on the market value of our common stock and other adverse effects on us and our business.

On January 31, 2006, MMC North America, one of our wholly owned subsidiaries, entered into a Loan and Security Agreement with TD Banknorth (the “Bank”) providing for a $3.5 million senior debt facility including a $3.0 million term loan and a $500,000 revolving loan. The term loan provides for interest-only payments during the first eight months, and 81 equal monthly principal payments in the amount of $37,038 thereafter, with a final maturity date of May 3, 2013. The term loan bears interest at a fixed rate equal to 7.58%.

Advances against the revolver are payable on demand and bear interest at the prime rate plus 1.00%. Beginning in 2006, amounts outstanding under the revolver must be repaid in full and a zero balance maintained for at least 30 consecutive days at any time during the year. We have not borrowed under the revolver.

MMC North America arranged for the continuation of an irrevocable letter of credit in the amount of $100,000 to a counterparty with whom we originally entered into an energy services agreement in November 2006.  The counterparty could draw upon the letter of credit to recover liquidated damages suffered by the counterparty in connection with any energy sales it may make on behalf of MMC North America and MMC Mid-Sun in the event MMC North America or MMC Mid-Sun failed to meet its obligations, or for any other unsatisfied obligations under the agreement.  The letter of credit expired un-drawn on February 28, 2009.  Availability under the revolver was reduced from $500,000 to $400,000 while the letter of credit remained outstanding.

The Loan Agreement further subjects MMC North America to certain financial and other covenants, including maintaining a minimum Net Worth and minimum Debt Service Coverage ratio.  The financial covenants are measured annually. In 2008, MMC North America failed to maintain its required minimum net worth or debt service coverage ratio, due solely to the effect of the CAISO settlement (see “Legal Proceedings”) of which MMC North America was allocated 2/3, or $666,000.  The Bank has agreed to waive the covenant requirements for 2008, and accordingly MMC North America is not in default under the loan.  In 2007, the Company was in compliance with all of its covenants.  The loans continue to be collateralized by substantially all assets of MMC North America.

On January 29, 2008 we entered into an agreement with GE Packaged Power, Inc. (“GE Power”) for the purchase of two LM-6000 PC Sprint® turbines to be used in our Chula Vista Upgrade Project for approximately $31 million. Through the date of this annual report we have made payments of approximately $22.8 million. These payments are classified as long-term deposits on our consolidated balance sheet.

On May 15, 2008 we entered into an agreement with GE Power for the purchase of one LM-6000 PC Sprint® turbine to be used in our Escondido Upgrade Project for approximately $15.3 million. Through the date of this annual report, we have made payments of approximately $13.8 million. These payments were classified as long-term deposits on our consolidated balance sheet. On December 10, 2008 we sold our membership interest in MMC Escondido II, LLC whose primary asset was a contract to purchase on GE LM-6000 PC Sprint® turbine from GE Packaged Power, Inc. We sold the membership interest at the cost of the contract but did incur a loss on disposal (see “Loss on disposal and Impairment charges” in the MD&A).

On June 30, 2008 our wholly owned subsidiaries, MMC Chula Vista II, LLC and MMC Escondido II, LLC, entered into a $25.5 million loan facility with GE Energy Financial Services (“GE Finance”) in connection with the purchase of the three turbines described above.   This facility was intended to provide the additional funding needed to complete the purchase of the turbines. On December 10, 2008, we completed the sale of our membership interest in MMC Escondido II, LLC, a wholly-owned subsidiary, whose only asset was an agreement to acquire one of the turbines described above for $15.3 million to an affiliate of Wellhead Electric Company, Inc. We used a portion of the proceeds received in the sale to repay our outstanding borrowings of $8.57 million to GE Finance, of which $3.5 million related to the Escondido turbine and $5.0 million related to the two Chula Vista turbines that remain on order, as well as paying all accrued interest on such borrowings, applicable prepayment penalties, and the remaining $1.5 million installment payment on the Escondido turbine.

The loan agreement with GE Finance originally allowed our subsidiaries to borrow the $25.5 million, provided that we first contribute equity capital to each subsidiary sufficient to cover the balance of the turbines' purchase price, among other customary conditions. As of August 15, 2008, we had made the required equity contributions for turbines to be purchased for both MMC Escondido II, LLC and MMC Chula Vista II, LLC. The loans bear interest at the prime rate plus 275 basis points and are fully guaranteed by us. GE Finance has obtained the right of first refusal to provide the full project debt financing to each of the projects upon receipt of final permitting. The loans are due in full 150 days after the final turbine is ready to ship, and carry prepayment penalties if prepaid in the first 12 months or in the event the projects proceed with debt other than from GE Finance. In connection with the sale of our interest in MMC Escondido II the loan agreement was modified with all prepayment penalty provisions removed and the loan amount reduced to $10.275 million which is sufficient to cover the balance of the turbines’ purchase price. The reduced facility amount is the only substantial change in the loan agreement. As of year ended December 31 2008 there is no outstanding balance due to GE Finance.

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

Recent Accounting Pronouncements

See Note 2 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report for recent accounting pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS

F- 1 -

RBSM LLP
CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
MMC Energy, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of MMC Energy, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2008. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on the financial statements based upon our audits.

We have conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MMC Energy, Inc. at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ RBSM LLP

New York, New York
March 26, 2009

F- 2 -

MMC ENERGY, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2008	2007
Assets
Current assets:
Cash and equivalents	$5,915,432	$42,582,697
Accounts receivable (Note 3)	420,209	62,855
Unbilled receivables (Note 3)	230,722	-
Spare parts inventories	98,500	94,089
Prepaids and deposits (Note 3)	243,048	215,254
Securities avaliable for sale (Note 4)	-	4,075,000
Total current assets	6,907,911	47,029,895

Property, plant and equipment, net (Note 5)	4,915,372	6,721,153

Other assets:
Deferred costs (Note 6)	2,659,477	2,488,756
Long-term deposits (Note 7)	28,728,604	98,630
Other assets and deferred charges (Note 8)	415,919	390,762
Total other assets	31,804,000	2,978,148
Total assets	$43,627,283	$56,729,196

Liabilities & Stockholders' equity
Current Liabilities:
Current maturities of long-term debt (Note 9)	$444,456	$444,456
Accounts payable	2,086,286	437,725
Deferred revenue	-	65,713
Accrued interest	15,814	15,929
Accrued compensation	344,022	1,740,077
Other accrued expenses	2,276,671	769,164
Total current liabilities	5,167,249	3,473,064

Long-term debt (Note 9)	1,518,480	1,962,936
Commitments & contingencies (Note 10)

Stockholders' Equity (Note 12)
Preferred Stock; 10,000,000 shares authorized; none issued and outstanding; $.001 par value	-	-
Common stock; 300,000,000 shares authorized with 14,194,347 issued and 14,161,325 outstanding as of December 31, 2008 and 13,917,347 outstanding as of December 31, 2007; $.001 par value	14,194	13,917
Additional paid-in capital	62,041,693	61,658,887
Accumulated deficit	(25,084,970)	(10,379,608)
Treasury stock	(29,363)	-
Total stockholders' equity	36,941,554	51,293,196
Total liabilities and stockholders' equity	$43,627,283	$56,729,196

the accompanying footnotes are an integral part of these consolidated financial statements

F- 3 -

MMC ENERGY, INC.
CONSOLIDATED STATEMENTS OF LOSSES

	Year Ended December 31,	Year Ended December 31,
	2008	2007
Operating revenues:
Resource adequacy capacity	$3,671,972	$3,066,000
Ancillary services	(474,659)	2,179,627
Energy production	857,802	1,483,887
Total operating revenues	4,055,115	6,729,514
Costs of sales:
Costs of resource adequacy capacity	262,392	245,280
Costs of ancillary services	78,428	525,443
Costs of energy production	533,540	662,706
Total costs of sales	874,360	1,433,429
Gross Profit	3,180,755	5,296,085
Operating expenses:
Depreciation	1,205,623	1,091,286
Operations and maintenance	2,557,725	2,438,722
Re-commissioning expenses	-	413,904
General and administrative expenses	6,064,714	6,271,247
Loss on disposal	1,608,051	-
Impairment charges	6,610,329	-
Total operating expenses	18,046,442	10,215,159
Loss from operations	(14,865,687)	(4,919,074)
Interest and other expenses
Interest expense	(528,479)	(229,252)
Interest income	688,804	1,239,419
Interest income (expense), net	160,325	1,010,167
Other income, net	-	135,995
Total interest and other income (expense)	160,325	1,146,162
Net loss before provision for income taxes	(14,705,362)	(3,772,912)
Provision for income taxes	-	-
Net loss	$(14,705,362)	$(3,772,912)

Basic (loss) earnings per common share
Net (loss) earnings per share	$(1.04)	$(0.41)

Weighted average shares outstanding	14,128,596	9,273,007

Diluted (loss) earnings per common share
Net (loss) earnings per share	$(1.04)	$(0.41)

Weighted average shares outstanding	14,128,596	9,273,007

Weighted average shares outstanding - basic	14,128,596	9,273,007
Dilutive effect of assumed exercise of employee stock options, warrants and immediate vesting of unvested stock awards	-	-
Weighted average shares outstanding - diluted	14,128,596	9,273,007

Anti-dilutive shares excluded from diluted EPS computations	2,030,073	289,893
the accompanying footnotes are an integral part of these consolidated financial statements

F- 4 -

MMC ENERGY, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE TWO YEAR PERIOD ENDED DECEMBER 31, 2008

	Common	Common	Additional			Total
	Shares	Stock	Paid-in	Accumulated	Treasury	Stockholders'
	$.001 Par Value	Amount	Capital	Deficit	Stock	Equity
Balance at December 31, 2006	4,768,876	$4,769	$15,227,586	$(6,606,696)	$-	$8,625,659
Stock awards and options, net of cancellations	12,561	13	378,998	-	-	379,011
Common shares issued for cash	9,135,910	9,135	46,052,303	-	-	46,061,438
Net loss	-	-	-	(3,772,912)	-	(3,772,912)

Balance at December 31, 2007	13,917,347	$13,917	$61,658,887	$(10,379,608)	$-	$51,293,196
Stock awards and options, net of cancellations	277,000	277	382,806	-	-	383,083
Treasury stock purchased	-	-	-	-	(29,363)	(29,363)
Net loss	-	-	-	(14,705,362)	-	(14,705,362)

Balance at December 31, 2008	14,194,347	$14,194	$62,041,693	$(25,084,970)	$(29,363)	$36,941,554

the accompanying footnotes are an integral part of these consolidated financial statements

F- 5 -

MMC ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2008	Year Ended December 31, 2007
Operating Activities of Continuing Operations

Net loss	$(14,705,362)	$(3,772,912)

Adjustments to reconcile net loss to cash used in operating activities
Depreciation	1,205,623	1,091,286
Stock-based compensation	383,083	379,011
Loss on disposal	1,608,051	-
Impairment charges	6,610,329	-
Changes in current assets & liabilities
(Increase) decrease in receivables	(588,076)	94,276
(Increase) in spare parts inventories	(4,411)	(94,089)
(Increase) decrease in prepaids and deposits	(27,794)	46,647
(Decrease) in accounts payable	(256,367)	(87,338)
(Decrease) in deferred revenues	(65,713)	(146,577)
Increase (decrease) in other accrued expenses	588,532	(87,002)
(Decrease) increase in accrued compensation	(1,396,055)	1,178,068
(Decrease) increase in accrued interest	(115)	15,814
Decrease (Increase) in other assets and deferred charges	464,223	(430,206)
Net cash used in operations	(6,184,052)	(1,813,022)

Investing Activities of Continuing Operations
Purchases of property, plant and equipment	(314,195)	(347,565)
Equipment deposits paid	(40,805,591)	-
Proceeds from sale of equipment	3,219,136	-
Redemption (purchase) of securities available for sale, net	4,075,000	(4,075,000)
Deferred acquisition costs	(816,057)	(1,721,762)
Net cash used in investing activities	(34,641,707)	(6,144,327)

Financing Activities of Continuing Operations
Repayment of long-term debt	(444,456)	(444,456)
Draw down of GE loan facility	5,121,693
Deferred financing costs	(489,380)	-
Purchase of treasury stock	(29,363)	-
Proceeds from (purchase) issuance of stock, net	-	46,061,439
Net cash provided by financing activities	4,158,494	45,616,983

Net decrease in cash and cash equivalents	(36,667,265)	37,659,634
Cash and cash equivalents at beginning of period	42,582,697	4,923,063
Cash and cash equivalents at end of period	$5,915,432	$42,582,697

Supplemental disclosures:
Cash paid for income taxes	$-	$-
Cash paid for interest	745,433	156,139

Non-cash investing and financing activities
Stock-based compensation	383,083	379,011
Loan from GE Facility to GE Energy on behalf of the company	3,452,326	-
Loan repayment by Wellhead Electric on behalf of the company	(8,574,019)

the accompanying footnotes are an integral part of these consolidated financial statements

F- 6 -

MMC ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

NOTE 1 – ORGANIZATION AND LINE OF BUSINESS

Organization and Line of Business

The Company is an energy management company that acquires and actively manages electricity generating and energy infrastructure related assets in the United States.  The Company seeks to acquire, directly or through joint ventures, a portfolio of small to mid-size electricity generating assets, generally below 100 megawatts.  In January 2006, the Company acquired two power generation facilities located in Chula Vista and Escondido, California, and in November 2006, the Company acquired a facility in Bakersfield, California (“Mid-Sun”). The Company has begun the process of upgrading the existing Chula Vista and Escondido facilities.

Due to the recent stresses in the financial markets, coupled with depressed electricity prices, it has become increasingly difficult for the Company to continue to execute its acquisition growth strategy.  Furthermore, the CEC issued its Preliminary Decision in January 2009 denying the Company’s Chula Vista Energy Upgrade Project the required permit to proceed, in what the Company believes to be an unprecedented reversal of the CEC staff’s Final Staff Assessment in full support of the Company’s application.  While the Company continues to evaluate its options to contest the CEC’s preliminary decision, this unexpected development substantially jeopardized the Chula Vista Energy Upgrade Project.  While the Company has successfully permitted our Escondido Energy Upgrade Project, we have yet to obtain a satisfactory long term revenue contract to finance the Escondido Energy Upgrade Project’s completion.

In February 2009, the Company entered into a purchase and sale agreement with Pro Energy to sell its Mid-Sun facility’s GE LM-2500 and related power generating equipment for the gross purchase price of $4 million. The sale is expected to close on April 1, 2009 at which point the Mid-Sun facility will cease all operations. The Company expects to realize approximately $3.1 million after costs of selling and extinguishment of associated liabilities. The Company has recorded impairment charges (see MD&A) to reflect appraised net realizable value of the Mid-Sun facility.

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
.
All significant inter-company transactions and balances have been eliminated in consolidation.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: MMC Energy North America LLC, MMC Escondido LLC, MMC Chula Vista LLC, MMC Mid-Sun LLC, MMC Chula Vista II LLC and MMC Escondido II LLC (“Escondido II”). All intercompany accounts and transactions have been eliminated. As of December 10, 2008 the Company sold its membership interest in Escondido II and that entity is no longer included in the consolidated financial statements.

F- 7 -

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

•
Ancillary Services – Although there are several types of ancillary services, the Company primarily provides “non-spin” services which call for the facilities to deliver the awarded capacity within 10 minutes of dispatch regardless of whether already synchronized to the grid. As of September 26, 2008 the CAISO has withdrawn the Company’s certification to provide spinning reserve services which revenue, was through 2007, the Company’s primary ancillary service.

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

In accordance with EITF No. 01-9 “Payments From a Vendor to a Customer” the $1 million settlement with the CAISO was charged directly against revenues (see “Legal Proceedings”).

Income Taxes

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, deferred income taxes are the result of the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities. Generally, deferred income taxes are classified as current or non-current in accordance with the classification of the related asset or liability. Items that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse. A valuation allowance is provided against deferred income tax assets in circumstances where management believes the recoverability of a portion of the assets is not reasonably assured. Losses incurred will be carried forward as applicable per SFAS 109 and the Internal Revenue Code and potentially may be used to offset taxable net income generated in the future.  The Company has no history of generating taxable net income and therefore has provided a full valuation allowance against its net deferred tax assets.

Liquidity

As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $14,705,362 for the year ended December 31, 2008. The Company's current assets exceeded its current liabilities by $1,740,662 as of December 31, 2008.

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers all time deposits and highly liquid debt instruments purchased that mature in three months or less to be cash equivalents.

F- 8 -

Receivables

Accounts receivable are composed substantially of trade accounts receivable that arise primarily from the sale of electricity or services on account and are stated at historical cost. Management evaluates accounts receivable to estimate the amount of accounts receivable that will not be collected in the future, if any, and records a provision for that amount. The provision for doubtful accounts is recorded as a charge to operating expense, while the credit is recorded in the allowance for doubtful accounts, which reduces accounts receivable as shown on the Company’s balance sheet. The estimated allowance for doubtful accounts is based primarily on management's evaluation of the aging of the accounts receivable balance, the financial condition of its customers, historical trends, and the length of time during which specific balances are outstanding. Actual collections of accounts receivable could differ from management's estimates due to changes in future economic, industry or customer financial conditions. Unbilled receivables are recorded for amounts due to the Company for revenues earned in a given period but not yet billed to the customer. The Company does not have an allowance for doubtful accounts.

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

Long-Lived Assets

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets,'' long-lived assets are reviewed for impairment annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an indicator of impairment exists for any grouping of assets, an estimate of undiscounted future cash flows is produced and compared to its carrying value. If an asset or grouping of assets is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value as determined by an estimate of discounted future cash flows (See Note 15)

During the years ended December 31, 2008 and 2007 the company recorded impairment charges of $6,610,329 and $-0-, respectively.

Interest Cost Capitalization

In accordance with Statement of Financial Accounting Standards No. 34 “Capitalization of Interest Cost” (“SFAS No. 34”) the company capitalizes the cost of interest incurred for assets that are constructed or otherwise produced for our own use (including assets constructed or produced for us by others for which deposits or progress payments have been made) and assets intended for sale or lease that are constructed or otherwise produced as discrete projects.  The Company does not capitalize interest for assets that are in use or ready for their intended use in the Company's operations.

As of December 31, 2008, the Company has capitalized approximately $240,000 of interest costs with respect to the purchase of two GE LM-6000 PC Sprint®  turbines with respect to the Chula Vista Upgrade project and the related GE Loan Facility agreement.

F- 9 -

Assets Held For Sale

As of the report date the Company had sold its interest in two natural gas compressors (see Subsequent Events) that it was contracted to purchase from KobelCo. In addition the Company had also reached an agreement to sell its GE LM-2500 turbine that was in operation at its Mid-Sun facility to Pro Energy Services, Inc.  (“Pro Energy”) (See Subsequent Events). The carrying amount of the compressors was approximately $1.9 million at the balance sheet date. Mid-Sun and its facilities were held at a carrying, net realizable value of approximately $3.1 million.

The Company is also seeking to sell its interest in MMC Chula Vista II, LLC (“Chula Vista II”). Chula Vista II’s only asset is the contract to purchase two GE LM-6000 PC Sprint®  turbines from GE Packaged Power, Inc (“GE Power”) which, including project deposits and capitalized interest cost is carried at approximately $24.8 million.

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
.
For the years ending December 31, 2008 and 2007, 72% & 46%, respectively of the Company’s revenues were derived from Oxy. The Company received the balance of its revenues from CAISO.  The percentages for the year ended December 31, 2008 excludes the effect of the adverse settlement with CAISO that resulted in a charge of $1 million being recorded directly against ancillary service revenues (See Item 3 “Legal Proceedings”).

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

Segment Information

The Company adopted SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” ("SFAS 131"). SFAS 131 establishes standards for reporting information regarding operating segments, to the extent that multiple discrete segments exist in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions concerning how to allocate resources and assess performance.  At this time, the Company only operates in one segment; the generation of electricity.

F- 10 -

Basic and Diluted Earnings (Loss) Per Share

Basic and diluted income or loss per common share is based upon the weighted average number of common shares outstanding during the years ended December 31, 2008 and 2007, under the provisions of SFAS No. 128, “Earnings Per Share” and as amended/superseded in SFAS No. 123(R), “Share-Based Payment”(“SFAS 123(R)”). As the Company incurred losses for the years ending December 31, 2008 and 2007 dilutive shares presented for those periods are identical to basic shares outstanding. Below is a reconciliation of basic to diluted shares outstanding for the applicable periods as well as anti-dilutive shares excluded from calculations for the relevant periods:

	Year Ended December 31,	Year Ended December 31,
Basic, diluted and anti-dilutive shares	2008	2007
Weighted average shares outstanding - basic	14,128,596	9,273,007
Dilutive effect of assumed exercise of employee stock options, warrants and immediate vesting of unvested stock awards	-	-
Weighted average shares outstanding - diluted	14,128,596	9,273,007

Anti-dilutive shares excluded from diluted EPS computations	2,030,073	289,893

Stock-Based Compensation

The Company adopted SFAS 123(R) which no longer permits the use of the intrinsic value method under Accounting Principles Board Opinion (“APB”) No. 25 “Accounting for Stock Issued to Employees.” The Company used the modified prospective method allowed by SFAS 123(R), which requires compensation expense to be recorded for all stock-based compensation granted on or after January 1, 2006, as well the unvested portion of previously granted options. The Company is recording the compensation expense on a straight-line basis, generally over the explicit service period of three years. The Company made no stock-based compensation grants before January 1, 2006, and, therefore has no unrecognized stock compensation related liabilities or expense unvested or vested prior to 2006.

The following table summarizes common stock options outstanding and the related exercise prices under the Company’s 2006 Equity Incentive Plan.

Options Outstanding					Options Exercisable
Grant Year	Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
2006	$10.00	72,000	7.37	$10.00	64,666	7.37	$10.00
2007	$6.50	21,000	8.33	$6.50	7,000	8.33	$6.50
Totals		93,000	7.59	$9.21	71,666	7.46	$9.66

Transactions during 2008 involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2007	93,000	$9.21
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Outstanding at December 31, 2008	93,000	$9.21

F- 11 -

Based on the Company’s closing stock price of $0.88 at December 31, 2008, stock options currently outstanding had no aggregate intrinsic value, and there were no in-the-money options exercisable.  As of December 31, 2008, such options had a weighted-average remaining contractual life of 7.46 years and weighted-average exercise price of $9.66 per share.

In accordance with SFAS 123(R), the company uses the simplified expected term midpoint method to estimate the expected life of its option grants.

There were no grants of employee stock options in the year ended December 31, 2008.

Derivative Instruments

The Company accounts for freestanding derivative financial instruments potentially settled in its own common stock under EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.” Pursuant to EITF Issue No. 00-19, the Company is required to recognize the initial fair value of the applicable contracts (consisting primarily of non-employee stock warrants and options to purchase common stock) as an asset or liability, and subsequently measure the change in the fair value (based on a Black-Scholes computation), with gains and losses included in a statement of operations. No such instruments were issued for the years ended December 31, 2008 and 2007.

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

Fair Value Measurement

On Sept. 15, 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurement” (SFAS 157). The new standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. SFAS 157 will change current practice by defining fair value: “Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.”  SFAS now requires certain methods to be used to measure fair value: measured as a market-based measurement, not an entity-specific measurement, based on assumptions market participants would make in pricing the asset or liability. SFAS 157 establishes a three level/input hierarchy for measuring fair value, described further and expanding disclosures about fair value measurements. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.  Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability such as unobservable inputs which reflect the reporting entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability (including assumptions about risk).

The Company implemented the use of SFAS 157 in the determination of the impairment values of certain assets and liabilities with the use of Level 2 inputs.

Recent Accounting Pronouncements

SFAS No. 163. In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of SFAS No. 60” (“SFAS 163”). The FASB believes that diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises.” That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under SFAS No. 5 “Accounting for Contingencies.” SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise’s risk-management activities. The Company is not an insurance enterprise and this standard will not have any impact on its financial position, results of operations or cash flows.

F- 12 -

SFAS No. 162. In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The FASB believes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Accordingly, the FASB concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and issued SFAS No. 162 to achieve that result. SFAS No. 162 is effective 60 days following the SEC approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” As of the report date, approval has not yet taken place. The Company does not expect that the adoption of this standard will have a material impact on its financial position, results of operations or cash flows.

SFAS No. 161. In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS 133; and (c) derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. Specifically, SFAS No. 161 requires: disclosure of the objectives for using derivative instruments in terms of underlying risk and accounting designation; disclosure of the fair values of derivative instruments and their gains and losses in a tabular format; disclosure of information about credit-risk-related contingent features; and cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Currently, the Company does not utilize any derivatives and therefore expects that the adoption of this standard will have no impact on its financial position, results of operations or cash flows.

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

SFAS 141(R). In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141
(R)”). SFAS 141(R) retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which
Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. In general, the statement 1) broadens the guidance of SFAS 141, extending its applicability to all events where one entity obtains control over one or more other businesses, 2) broadens the use of fair value measurements used to recognize the assets acquired and liabilities assumed, 3) changes the accounting for acquisition related fees and restructuring costs incurred in connection with an acquisition and 4) increases required disclosures. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company does not currently anticipate making future acquisitions.

Reclassifications

Certain reclassifications have been made to conform prior period data to the current presentation. These reclassifications had no effect on reported losses.

NOTE 3 – RECEIVABLES AND PREPAID ITEMS

 At December 31, 2008 and 2007 accounts receivable and prepaid items consisted of the following:

	December 31,	December 31,
	2008	2007
Accounts receivable	$314,169	$62,855
Employee loan	106,040	-
Total	$420,209	$62,855

Unbilled receivables	$230,722	$-

Total	$230,722	$-

Prepaid insurance	$129,983	$114,785
Prepaid expenses	101,959	100,469
Short-term deposits	11,106	-
Total	$243,048	$215,254

F- 13 -

NOTE 4 – SECURITIES AVAILABLE FOR SALE

Securities Available-for-sale are accounted for under SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities.”  Securities available for sale are carried at fair value with the unrealized gains or losses, net of tax, included as a component of accumulated other comprehensive income (loss) in stockholders' equity. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income, net. The fair values for marketable debt and equity securities are based on quoted market prices. At the report date, securities available for sale consisted of municipal variable-rate demand notes (“VRDNs”). VRDNs  are long-term bonds that have an embedded put option. This put is at par (100) and is 7 days from the point of exercise.  Thus, rolling liquidity is available on this position on a trade date plus seven days basis. In addition due to the presence of the put option the VRDNs are generally never subject to a change in market value and thus does not generate any mark-to-market adjustments except in extraordinary market situations.

As of December 31, 2008 the Company no longer carried any VRDNs on its balance sheet.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

At December 31, 2008 and 2007 property, plant and equipment consisted of the following:

	December 31,	December 31,
	2008	2007
Land	$375,000	$375,000
Automobile	21,927	21,927
Office equipment	148,156	115,825
Machinery, equipment & other	8,207,849	7,925,985
	8,752,932	8,438,737
Impairment charges	(914,353)	-
Accumulated depreciation	(2,923,207)	(1,717,584)
Total	$4,915,372	$6,721,153

Depreciation for the years ended December 31, 2008 and 2007 were $1,205, 623 and $1,091,286, respectively.

Property, plant and equipment currently held for sale for the year ended December 31, 2008 and 2007 is approximately $3.1 million and $-0- net of accumulated depreciation and impairment charges.

NOTE 6 – DEFERRED COSTS

Deferred costs in connection with acquisitions and development projects are accounted for based upon their stage in the acquisition/development process. Costs of acquisitions and or financings can be broadly classified in four categories: exploratory, pre-acquisition, in-process and in-service. Typically, exploratory costs are expensed as incurred. When a development or acquisition is determined to be probable as per management’s assessment all costs in connection with such transaction are eligible to be capitalized as well as throughout the actual implementation. When the acquisition is completed, related deferred costs are capitalized as a component of the asset cost basis and depreciated over the useful life of the asset. Deferred costs related to the Company’s July 2007 public stock offering were offset against gross proceeds received in July 2007. Outstanding deferred costs consisted of the following:

	December 31,	December 31,
Deferred Costs	2008	2007
Deferred development costs - Chula Vista	$2,259,396	$2,202,176
Deferred development costs - Escondido	400,081	286,580

Total	$2,659,477	$2,488,756

F- 14 -

The Company’s Escondido Energy Upgrade Project has been fully permitted. Completion of the Escondido Project remains subject to securing a long term revenue contract against which it can obtain debt financing. There can be no assurance that the Company will be successful in obtaining such a contract or debt financing at terms favorable to the Company.

NOTE 7 – LONG-TERM DEPOSITS

Long-term deposits consist primarily of contractually scheduled prepayments related to two agreements entered into with GE Packaged Power, Inc. (“GE Power”) for the purchase of two LM-6000 PC Sprint® turbines for the Chula Vista Upgrade Projects and one LM-6000 PC Sprint®  turbine for the Escondido Upgrade Project. The remainder of long-term deposits consists of other deposits for other work related to the upgrade projects as well as the security deposits for the leases for the Company’s Chula Vista facility as well for the corporate headquarters in New York City. Through December 31, 2008 the Company has made approximately $38.3 million in scheduled deposit payments with respect to the turbines being purchased from GE Power, of which $8.6 million were made using the loan facility with GE Finance.  The Company also capitalizes interest cost incurred with respect to the GE turbines under contract to be purchased for the Chula Vista Upgrade project.  As of December 31, 2008, the Company has capitalized approximately $242,000 of interest costs incurred with relation to the Chula Vista GE turbines. The Company also made an additional $6.1 million in schedule deposit payments with respect to related power generating equipment for the upgrade projects.

The Company, effective December 31, 2008 cancelled its contract to purchase two SCR Catalyst Walls from Callidus Technologies, Inc (“Callidus). The company wrote-down payments made to date and accrued approximately $918,000 in cancellation charges (See “Loss on Disposal and Impairment charges on MD&A).

On December 10, 2008 the Company sold its membership in its Escondido II subsidiary as described in Management’s Discussion and Analysis. This led to a release in any related liabilities and the removal of approximately $13.7 million in deposit payments made.

The Company is currently seeking to sell many of its assets and at this time of the $28,728,604 listed as long-term deposits; approximately $28.0 million are held for sale.

NOTE 8 – OTHER ASSETS & DEFERRED CHARGES

Other assts and deferred charges include $260,514 of deferred maintenance charges in connection with Planned Major Maintenance Activities (“PMMA”) for large assets, net of amortization. $105,405 of capitalized financing costs incurred during the closing of the Company’s loan facility with GE Capital are also included in the balance.

In October 2008, the Company and Pacific West Energy, LLC (“PacWest”) jointly formed Kauai Energy Partners, LLC (“KEP”), a venture to trade waste oil on the island of Kauai in Hawaii. The Company initially provided the total contributed capital of $112,458 which entitled the Company to 90% participation in the profits of the venture as well as the role of Managing Partner of KEP. Subsequently, in December 2008, the Company sold 50% of its position to Province Line Capital, LLC for $62,458, while still retaining the position of Managing Partner.  Accordingly, the Company holds a 44% capital interest, and remains entitled to 45% profit interest. The profit sharing percentages are only applicable after operations start and only after profits exceed the Company’s contributed capital. The Company is entitled to 100% of the profits until profits exceed the Company’s contributed capital.

KEP cannot begin its operations to trade waste oil until it receives certain regulatory approvals still outstanding.  At the date of the balance sheet KEP had no activity except for the incurrence of $12,458 of organization cost.  Although KEP is eligible for consolidation due to its immateriality the Company has chosen not to consolidate and reports the net investment amount of $50,000 on the “Other Assets and Deferred Charges” line of the balance sheet.  In addition, the Company has guaranteed an amount of up to $250,000 to KEP’s supplier of waste oil for any purchase liabilities that KEP should fail to honor.

Costs of PMMA are accounted for in accordance with the deferral method as described in FASB Staff Position’s “Audit Guide for Airlines” (“FSP-AIR”). As such PMMA costs are capitalized and then recognized over the earlier of (i) the remaining life of the asset or (ii) until the next PMMA for that equipment. For the years ending December 31, 2008 and 2007, the company amortized $130,248 and $43,416 of deferred maintenance charges, respectively.

The capitalized financing costs are amortized to interest expense and recognized over the term of the facility. For the years ending December 31, 2008 and 2007 the Company charged interest expense of $267,735 and 0, respectively, with respect to this facility.

F- 15 -

NOTE 9 – LONG-TERM DEBT

On January 31, 2006, MMC North America entered into a Loan and Security Agreement (the “Loan Agreement”) with TD Banknorth (the “Bank”), for a $3.5 million senior debt facility, including a $3.0 million term loan (the “Term Loan”) and a $500,000 revolving loan (the “Revolver,” together with the Term Loan, the “Loans”).  The Term Loan provides for interest payments only for the first nine months and 81 monthly principal payments in the amount of $37,038 each thereafter, with a final maturity date of May 3, 2013.  The Term Loan bears interest at a fixed rate equal to 7.58%.   Approximately $2.1 million of the Term Loan proceeds were funded into an escrow account under control of the Bank and restricted in use to valid repair and re-commissioning costs in accordance with a re-commissioning plan agreed to between MMC North America and the Bank.  The remaining proceeds, net of related transaction costs, were used for general working capital purposes.  All escrowed funds for repair and re-commissioning were expended for the intended use.

Advances against the Revolver are payable on demand and bear interest at the Prime Rate plus 1.00%.  Beginning in 2007, amounts outstanding under the Revolver must be repaid in full and a zero balance maintained for at least 30 consecutive days at any time during the year.  MMC North America has not made any borrowings under the Revolver.

The Loan Agreement further subjects MMC North America to certain financial and other covenants, including maintaining a minimum Net Worth and minimum Debt Service Coverage ratio.  The financial covenants are measured annually. In 2008, MMC North America failed to maintain its required minimum net worth or debt service coverage ratio, due solely to the effect of the CAISO settlement (see “Legal Proceedings”) of which MMC North America was allocated 2/3, or $666,000.  The Bank has agreed to waive the covenant requirements for 2008, and accordingly MMC North America is not in default.  In 2007, the Company was in compliance with all of its covenants.  The loans continue to be collateralized by substantially all assets of MMC North America.

MMC North America arranged for the continuation of an irrevocable letter of credit in the amount of $100,000 to a counterparty with whom we originally entered into an energy services agreement in November 2006.  The counterparty could draw upon the letter of credit to recover liquidated damages suffered by the counterparty in connection with any energy sales it may make on behalf of MMC North America and MMC Mid-Sun in the event MMC North America or MMC Mid-Sun failed to meet its obligations, or for any other unsatisfied obligations under the agreement.  The letter of credit expired un-drawn on February 28, 2009.  Availability under the revolver was reduced from $500,000 to $400,000 while the letter of credit remained outstanding.

On June 30, 2008 the Company’s wholly owned subsidiaries, MMC Chula Vista II, LLC and MMC Escondido II, LLC, agreed to a $25.5 million loan facility with GE Energy Financial Services (“GE Finance”) in connection with the purchase of three GE LM-6000 PC Sprint® natural gas-fired turbines from GE Energy.  The Company expects that this facility will provide the additional funding needed to complete the purchase of the turbines. The loan agreement originally allowed the Company’s subsidiaries to borrow the $25.5 million, provided that it first contribute equity capital to each subsidiary sufficient to cover the balance of the turbines' purchase price, among other customary conditions. The loans bear interest at the prime rate plus 275 basis points and are fully guaranteed by the Company. GE Finance has obtained the right of first refusal to provide the full project debt financing to each of the projects upon receipt of final permitting. The loans are due in full 150 days after the final turbine is ready to ship, and carry prepayment penalties if prepaid in the first 12 months or in the event the projects proceed with debt other than from GE Finance.

On December 10, 2008 the Company completed the sale of its membership interest in MMC Escondido II, LLC, a wholly-owned subsidiary whose only asset was an agreement to acquire a General Electric LM-6000 PC Sprint® turbine for $15.3 million to an affiliate of Wellhead Electric Company, Inc. In connection with the sale, the Company repaid its then entire outstanding loan balance of $8.574 million.  Also, in connection with the sale of the Company’s interest in MMC Escondido II, the interest rate on borrowings was increased by 150 basis points and the loan agreement amount was reduced to $10.275 million which is sufficient to cover the balance of the remaining payments due on the turbines purchased in connection with the Chula Vista upgrade project. As of year ended December 31, 2008 there is no outstanding balance due to GE Finance.

As of December 31, 2008 the Company had approximately $1.9 million of outstanding debt consisting entirely of its debt to TD Banknorth.

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

F- 16 -

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

MMC North America has arranged for the issuance by the Bank of an irrevocable letter of credit in the amount of $100,000 (the “Letter of Credit”) to a counterparty under an energy services agreement entered into in November 2008 (the “ESA”).  The counterparty may draw upon the Letter of Credit to recover liquidated damages suffered by the counterparty in connection with any energy sales it may make on behalf of MMC North America and MMC Mid-Sun in the event MMC North America or MMC Mid-Sun fails to meet its obligations, or for any other unsatisfied obligations under the ESA.  The Letter of Credit expires on December 31, 2009.  Availability under the Revolver is reduced from $500,000 to $400,000 while the Letter of Credit remains outstanding.

On January 29, 2008, the Company entered into an agreement to purchase two LM-6000 PC Sprint® turbines from GE Packaged Power, Inc. in connection with its Chula Visa Upgrade Project. The total cost of these turbines is approximately $31.0 million. The Company will make scheduled deposit payments for the purchase price of the turbines through March 2009, the expected delivery date of the turbines. Through the date of this report, the Company has made approximately $24.5 million in scheduled payments.

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

As discussed in Note 8, the Company has guaranteed an amount of up to $250,000 to KEP’s supplier of waste oil for any purchase liabilities that KEP should fail to honor. As of the report date these approvals are still pending and the guaranty is not in effect.

The Company’s primary office space is currently leased through December 31, 2010.

A table summarizing long-term commitments for the next four years and thereafter is presented below:

	Total	2009	2010	2011	2012	Thereafter
Long-term debt	$1,962,936	$444,456	$444,456	$444,456	$444,456	$185,112
Rental commitments	1,586,453	278,105	285,348	214,500	271,000	537,500
Total Obligations	$3,549,389	$722,561	$729,804	$658,956	$715,456	$722,612

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

F- 17 -

NOTE 11 – EQUITY COMPENSATION

Under the Company’s 2006 Equity Incentive Plan (the “Plan”), 500,000 shares of common stock were reserved for issuance as incentive awards to executive officers, key employees and directors and outside consultants.  As of December 31, 2008, 93,000 shares have been granted to employees, net of cancellations, in the form of stock option grants, with a weighted average exercise price of $9.21 per share, consistent with the market value of the Company’s common stock at the time of issuances and as of December 31, 2008 additional 295,836 shares of restricted stock have been granted to employees and directors. As of December 31, 2008, 111,164 shares are available for issue under the Plan.

For the years ended December 31, 2008 and 2007 the Company issued 277,000 and 12,561 shares of restricted stock, respectively.

NOTE 12 - STOCKHOLDERS' EQUITY

As of December 31, 2008, the Company had 300,000,000 shares authorized under its Certificate of Incorporation and had issued 14,194,347 and outstanding 14,161,325 shares of Common Stock.   As of such date, the Company also had 10,000,000 shares of preferred stock authorized under its Certificate of Incorporation, none of which were issued or outstanding.

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

NOTE 13 – RELATED PARTY TRANSACTIONS

The Company had no related party transactions for the years ended December 31, 2008 and 2007.

NOTE 14 – TAXES

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

For the years ended December 31, 2008 and 2007, the Company generated, for federal income tax purposes, net operating loss carry forwards (“NOLs”) of approximately $7,557,566 and $4,725,901 respectively. These NOLs for the years ended December 31, 2008 and 2007 expire in 2027 and 2026, respectively. These NOLs could be used to offset future taxable income. However, valuation allowances of $2,966,415 and $1,982,043 were recorded for the years ended December 31, 2008 and 2007, respective against the total tax provision. The Company believes it is more likely than not that these assets will not be utilized during the next year. The United States federal, state and local NOLs are generally subject to limitations on their annual usage. Realization of these deferred tax assets and NOLs is dependent, in part, on generating sufficient taxable income prior to expiration of the loss carryforwards. The amount of the deferred tax asset considered realizable, however, might be adjusted if estimates of future taxable income during a future period are revised.

The Company's income tax expense (benefit) from continuing operations consists of the following:

	Year Ended December 31,	Year Ended December 31,
	2008	2007
Current
US	$-	$-
State	-	-
State	-	-
State	-	-
Local	-	-
Total current tax expense (benefit)	-	-

Deferred
US	(2,569,569)	(1,417,770)
CA	(310,369)	(267,959)
NY	-	(124,291)
Metro	-	(25,520)
NYC	(86,477)	(146,503)
Total deferred tax expense (benefit)	(2,966,415)	(1,982,043)
Less valuation allowance	2,966,415	1,982,043
Total deferred tax expense (benefit)	$-	$-

Total tax provision	$-	$-

F- 18 -

The differences between income taxes computed using the statutory federal income tax rate and that shown in the statement of operations from continuing operations are summarized as follows:

	Year Ended December 31,		Year Ended December 31,
	2008	%	2007	%
Computed at US statutory rate	$(2,569,569)	34.00	$(1,417,770)	30.00
CA	(310,369)	4.11	(267,959)	5.67
NY	-	-	(124,291)	2.63
Metro	-	-	(25,520)	0.54
NYC	(86,477)	1.14	(146,503)	3.10
Less valuation allowance	2,966,415	(39.25)	1,982,043	(41.94)
Total tax provision	$-	-	$-	-

Components of deferred tax assets are as follows:

	Year Ended December 31,	Year Ended December 31,
	2008	2007
Deferred tax assets
Depreciation	$570,575	$558,641
Net operating loss carryforward	2,546,205	1,582,359
Total gross deferred tax assets	3,116,780	2,141,000

Deferred tax liabilities
Stock-based compensation	$150,364	$158,957
State and local taxes	-	-
Total gross deferred tax liabilities	150,364	158,957

Less valuation allowance	(2,966,416)	(1,982,043)
Net deferred tax assets	$-	$-

NOTE 15 – SUBSEQUENT EVENTS

On January 29, 2009 MMC Energy, Inc. (the “Company”) announced that a permit necessary for the Company’s upgrade to its Chula Vista “peaker” plant was preliminarily denied by a California Energy Commission (“CEC”) committee overseeing the permitting process. The opinion of the presiding member of the committee was published on January 23, 2009. The Company believes that this may be the first time that the Staff of the CEC (the “Staff”) has recommended complete approval of a project and the assigned Commissioners have overridden the Staff’s recommendation. The Company is currently evaluating the full decision and evaluating its options, which may include continuing to attempt to have the preliminary decision reversed.  If the Company does not prevail in reversing the decision, the Company would recognize a non-cash charge of approximately $2.3 million related to the value of the expenses capitalized to date that are associated with the upgrade project. For the year ended December 31, 2008 the Company recognized approximately $840,000 of impairment charges in relation to this capitalized costs.

In February 2009, the Company entered into a purchase and sale agreement with Pro Energy to sell its Mid-Sun facility’s GE LM-2500 and related power generating equipment for the gross purchase price of $4 million. The sale is expected to close on April 1, 2009 at which point the Mid-Sun facility will cease all operations. The Company expects to realize approximately $3.1 million after costs of selling and extinguishment of associated liabilities. The Company has recorded impairment charges (see MD&A) to reflect appraised net realizable value of the Mid-Sun facility.

The Company’s two Upgrade Projects have been delayed pending obtaining of long-term contracts for peaking power,and in the case of Chula Vista, a permit from the California Energy Commission, whose Preliminary Decision was against the Company.  The Company believes that the disposition of equipment at this time is a better option than incurring substantial costs to store and maintain the equipment until construction commences, and that there will be comparable equipment available on a timely basis at such time.

F- 19 -

The Company previously announced the sale of a GE LM6000 turbine to Wellhead in November 2008, and the sale of a GE LM-2500 and related equipment from its Mid-Sun facility in February 2009, and is continuing to pursue additional asset sales where prudent.

On March 5, 2009 the Company announced that it had successfully closed a definitive agreement with Wellhead Electric, Inc (“Wellhead”) to sell its contracts to purchase two natural gas compressors from KobelCo. The purchase price consists of $1.9 million in cash payments made by the Company and the assumption of approximately $210,000 in remaining payments due under the contract. These cash payments and assumption of the remaining liability cover the Company’s cost for the equipment.

F- 20 -

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A(T). Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934, or the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and treasurer, as appropriate to allow timely decisions regarding disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate “internal control over financial reporting” as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

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

Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting.  Based on their evaluation, they concluded that our disclosure controls and procedures were effective as of December 31, 2008.

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

ITEM 9B. Other Information

None.

F- 21 -

PART III.

ITEM 10.  Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to our Proxy Statement for our 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2008.

ITEM 11.  Executive Compensation

The information required by this item is incorporated by reference to our Proxy Statement for our 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2008.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our Proxy Statement for our 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2008.

ITEM 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated by reference to our Proxy Statement for our 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2008.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to our Proxy Statement for our 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2008.

F- 22 -

PART IV.

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

3.1	Certificate of Incorporation of MMC Energy, Inc., a Delaware corporation(2)
3.2	By-laws of MMC Energy, Inc., a Delaware corporation(3)
3.2(i)	Amendment to By-Laws(4)
10.1	Form of Subscription Agreement among the Company and the investors in its private placement consummated in May 2006(1)
10.2	Form of Registration Rights Agreement among the Company and the investors in its private placement consummated in May 2006(1)
10.3	Split Off Agreement, dated May 15, 2006, among High Tide Ventures, Inc., Brent Peters, Douglas Smith, MMC North America and Leaseco(1)
10.6	Employment Agreement, dated May 15, 2006, between MMC Energy, Inc. and Denis Gagnon(1)
10.7	Form of Indemnity Agreement between the Company and the Company’s Directors and Officers(1)
10.8	2006 Stock Incentive Plan(1)
10.9	Scheduling and Asset Optimization Services Agreement, dated June 7, 2006, between the Company and PPM Energy, Inc.(5)*
10.10	Purchase and Sale Agreement between MMC Mid-Sun LLC and Kellstrom Commercial Aerospace, Inc.(3)
10.11	Lease for principal office executed between Constitution Realty, LLC & MMC Energy North America(3)
10.12	Assignment of lease obligation from MMC Energy North America, LLC to MMC Energy, Inc.(3)
10.13	Scheduling and Asset Optimization Services Agreement, dated November 21, 2006, between the Company and Bear Energy L.P.(7)*
10.14	Amendment No. 1 to the 2006 Equity Incentive Plan(8)
10.15	Separation and Release, dated March 12, 2007, by and between MMC Energy, Inc. and Martin Quinn(9)
10.16	Resource Adequacy Capacity Confirmation Agreement, dated January 23, 2007, by and between MMC North America, LLC and Occidental Power Services, Inc.(9)*
10.17	Change of Control and Severance Agreement, dated April 4, 2008, between MMC Energy, Inc. and Michael Hamilton.(10)
10.18	Change of Control and Severance Agreement, dated April 4, 2008, between MMC Energy, Inc. and Denis Gagnon.(10)
10.19	Change of Control and Severance Agreement, dated April 4, 2008, between MMC Energy, Inc. and Harry Scarborough.(10)
10.20	Equipment and Services Agreement, dated January 25, 2008, by and between MMC Energy, Inc. and GE Packaged Power, Inc.(11)
10.21	Separation Agreement and Release, dated February 7, 2008, by and between MMC Energy, Inc. and Karl W. Miller.(11)
10.22	Second Amendment to the Energy Management Agreement between Bear Energy LP and MMC Mid-Sun LLC.(11)*

F- 23 -

10.23	Third Amendment to the Energy Management Agreement between Bear Energy LP and MMC Energy North America, LLC; MMC Chula Vista, LLC; and MMC Escondido, LLC.(11)*
10.24	Equipment and Services Agreement, dated May 19, 2008, by and between MMC Energy, Inc. and GE Packaged Power, Inc.(12)
10.25	Loan Agreement, dated June 30, 2008 between MMC Energy, Inc. and GE Financial Services, Inc.(12)
10.26
Energy Management Agreement, dated November 1, 2008, by and between MMC Energy North American, LLC, MMC Mid-Sun LLC, MMC Chula Vista LLC, MMC Escondido LLC, Macquarie Cook Power Inc. and Macquarie Cook Energy, LLC.(13)*

10.27	Membership Interests Purchase Agreement, dated November 26, 2008, by and between Wellhead Electric Equipment, LLC and MMC Energy, Inc.
10.28	First Amendment to Loan Agreement, dated December 10, 2008, by and between MMC Energy, Inc. and GE Financial Services, Inc.
21.1	Subsidiaries (6)
23.1	Consent of RBSM LLP.
24.1	Power of Attorney (included in signature page)
31.1	Certification by Michael Hamilton pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Denis Gagnon pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Denis Gagnon pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by Michael Hamilton pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_________________________
(1)           Incorporated by reference to Current Report on Form 8-K filed May 15, 2006.
(2)           Incorporated by reference to the Definitive Proxy Statement on Schedule 14A filed August 22, 2006.
(3)           Incorporated by reference to the Quarterly Report on Form 10-QSB filed November 8, 2006.
(4)           Incorporated by reference to the Current Report on Form 8-K filed December 27, 2007.
(5)           Incorporated by reference to the Quarterly Report on Form 10-QSB filed August 15, 2006.
(6)           Incorporated by reference to the Registration Statement on Form SB-2 filed December 27, 2006.
(7)           Incorporated by reference to the Annual Report on Form 10-KSB/A filed April 4, 2007.
(8)           Incorporated by reference to the Registration Statement on Form SB-2 filed April 5, 2007.
(9)           Incorporated by reference to the Quarterly Report on Form 10-QSB filed May 15, 2007.
(10)         Incorporated by reference to the Current Report on Form 8-K filed April 10, 2008.
(11)         Incorporated by reference to the Quarterly Report on Form 10-Q filed May 14, 2008.
(12)         Incorporated by reference to the Quarterly Report on Form 10-Q filed August 12, 2008.
(13)         Incorporated by reference to the Quarterly Report on Form 10-Q filed November 14, 2008.

*Portions of this Exhibit were omitted and have been filed separately with the Secretary of the Commission pursuant to the Company's Application requesting Confidential Treatment under Rule 24b-2 of the Securities Exchange Act of 1934.

F- 24 -

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MMC Energy, Inc.

By:	/s/ Michael J. Hamilton
Name: Michael J. Hamilton
Title: Chief Executive Officer

Date: March 31, 2009

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

Signature	Title	Date

	Chief Executive Officer and Chairman of	March 31, 2009
Michael J. Hamilton	the Board of Directors

	Chief Financial Officer, Principal	March 31, 2009
Denis Gagnon	Accounting Officer and Director

Richard Bryan	Director	March 31, 2009

Frederick W. Buckman	Director	March 31, 2009

Peter Likins	Director	March 31, 2009

George Rountree III	Director	March 31, 2009

Phillip G. Harris	Director	March 31, 2009

F- 25 -