Form 10-K/A
period 2008-12-31
MMC ENERGY, INC.
filed 2009-04-30
CIK 1312206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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
________________________________

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.001 par value	Nasdaq Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of Class)
________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting  company. See definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12-b-2 of the Exchange Act.:

Large accelerated filer ☐ Accelerated filer  ☐  Non-accelerated filer ☐  Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the close of business April 29, 2009 was $14,161,325. The registrant’s closing price as reported on the NASDAQ Global Markets for April 29, 2009 was $1.00 per share.

The number of outstanding shares of the registrant’s common stock as of April 30, 2009 was 14,161,325.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, initially filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2009 (the “Original Filing”), is being filed to include the information required by Items 10, 11, 12, 13 and 14 under Part III.  This information is being included in this Form 10-K/A because our definitive proxy statement will not be filed within 120 days the end of our 2008 fiscal year.  Reference to our proxy statement on the cover page of this Form-10K/A has been deleted and information with respect to the outstanding number of common shares on the cover page of this Form 10-K/A has been updated.

All references to “we,” “us,” and “our,” or the “Company” in this Form 10-K/A refer to MMC Energy, Inc. and its subsidiaries.

Except for the foregoing amended information, this Form 10-K/A continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect events that occurred at a later date.

TABLE OF CONTENTS

PART III		1
	Item 10. Directors, Executive Officers and Corporate Governance	1
	Item 11. Executive Compensation	3
	Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	7
	Item 13. Certain Relationships and Related Transactions, and Director Independence	9
	Item 14. Principal Accountant Fees and Services	9
SIGNATURES		12
EXHIBIT INDEX
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following sets forth information with respect to the Company’s directors and executive officers as of April 30, 2009:

Name	Age	Position

Michael Hamilton	61	Chairman of the Board of Directors and Chief Executive Officer
Denis G. Gagnon	37	Chief Financial Officer and Director

Harry Scarborough	55	Senior Vice President, Operations, MMC Energy North America, LLC
Sen. Richard Bryan	71	Director
Frederick W. Buckman	63	Director
Phillip G. Harris	61	Director
Peter Likins	72	Director
George Rountree, III	75	Director
Martin Quinn(1)	60	Director
_____________
(1) Martin Quinn passed away on January 29, 2009

Michael J. Hamilton has been MMC’s Chief Executive Officer since December 2007. He has been a director since August 2006. Mr. Hamilton was formerly a Senior Managing Director at FTI Consulting which he joined in 2003 and left in December 2007. At FTI Mr. Hamilton focused on business turnaround and restructuring services, specializing in the energy industry. Mr. Hamilton’s industry experience includes advisories on energy policy, bankruptcy, restructuring, contract negotiation, work-out strategies, financial model development, merger analysis, due diligence, settlement negotiation, stranded investment strategy, risk management, and ISO and power exchanges. From 1988 to 2003, Mr. Hamilton was a partner at PricewaterhouseCoopers LLP, where he was responsible for the firm’s domestic utility audit practice. Mr. Hamilton graduated from St. Francis College with a B.S. in accounting. He is a certified public accountant, accredited in business valuation, in a number of states. He is also a Certified Turnaround Professional, a designation given by the Turnaround Management Association to applicants who possess requisite turnaround experience and who pass the Association’s examination process. He is a director of MXenergy, Inc.

Denis Gagnon has been a director and our Chief Financial Officer since May 2006. Mr. Gagnon served as Chief Financial Officer of MMC North America LLC beginning in February 2006. Prior to that time, Mr. Gagnon served as Vice President at Deutsche Bank - Corporate Investments since June 2000 covering its venture capital, Latin America and Asia/Pacific private equity portfolios. Prior to that, Mr. Gagnon was an Associate at Gefinor (USA) Inc., manager of the Kaizen Breakthrough Partnership, L.P., or KBP, an LBO fund targeting control investments in underperforming, middle-market companies. Mr. Gagnon also served as acting chief financial officer for the Alexander Doll Company and Fournier Furniture, Inc., both portfolio companies of KBP. Mr. Gagnon is also a Director of Excel Dryer Corp. Mr. Gagnon holds an MBA from Columbia Business School and a B.A. in Accounting from Babson College, and was a Certified Public Accountant in Massachusetts.

Harry Scarborough has been our Vice President, Business Development, MMC Energy North America, LLC, our operating company, since December 2006, and our Senior Vice President, Operations, MMC North America, LLC since June 2007. From May 2001 to December 2006, Mr. Scarborough served as a General Manager of Pastoria Energy Facility, LLC, a subsidiary of Calpine Corp., a major North American power company which owns, leases and operates integrated systems of natural gas-fired and renewable geothermal power plants. Prior to that time, Mr. Scarborough served as Director of Operations and Maintenance for Enron Wind Corporation, a developer of wind field power projects. Prior to that, Mr. Scarborough was an international regional manager for GE Power Systems/Stewart and Stevenson Operations Inc., and has been a plant manager at Stewart and Stevenson Operations Inc. and LFC Power Systems, both energy companies. Mr. Scarborough holds an MOS in Management and a MOA in Education and Training from Chapman University. He also holds a B.A. in Business Administration from National University located in San Diego, California and is a graduate of the Navy Gas Turbine School for Engineering Officers.

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

Frederick W. Buckman has been a director since September 2006. Mr. Buckman has been the President, Power Group at the Shaw Group since March 2009.  Mr. Buckman was the Managing Partner, Utilities at Brookfield Asset Management from September 2007 to March 2009.  From 1999 through September 2006, Mr. Buckman served as Chairman of the Board of Trans-Elect, Inc., an independent company engaged in the ownership and management of electric transmission systems, and as President of Frederick Buckman, Inc., a consulting firm located in Portland, Oregon. From 1994 to 1998, Mr. Buckman was President, Chief Executive Officer and Director of PacifiCorp, a holding company of diversified businesses, including an electric utility, based in Portland, Oregon. Mr. Buckman serves as Lead Director of StanCorp, chairs the Nominating and Corporate Governance Committee, and serves on the Organization and Compensation Committee. Mr. Buckman also serves as a director of Quanta Services Inc.

Phillip G. Harris has been a director since February 2008 and currently also is a senior fellow in PennFuture's Center for Energy, Enterprise and the Environment. He serves on several boards, including Microfield Group, Inc. He has more than thirty years of experience in the electric utility industry. He most recently served as President and Chief Executive Officer of PJM Interconnection and Chairman of the PJM Board in which capacity he served from 1992 to 2007. Under Mr. Harris' leadership, PJM was named to the National Companies That Care Honor Roll three times for its commitment to its employees and the community. PJM was selected as one of the 100 Best Places to Work in Pennsylvania for 2004 and 2005. In 2005, Mr. Harris was named CEO of the Year by Platts Global Energy Awards, becoming the first chief executive from his industry to receive the honor.

Dr. Peter Likins has been a director since August 2006. Dr. Likins was appointed as the 18th president of The University of Arizona on July 22, 1997 and retired at the end of the 2006-07 academic year. Previously, he was the president of Lehigh University for 15 years. Dr. Likins was a charter member of the NCAA Presidents Commission and served on the NCAA Division I Board of Directors. He is a member of the National Academy of Engineering and has served on the U.S. President’s Council of Advisors on Science and Technology. Effective May 18, 2009 Dr. Likins will be retiring from the Board of Directors of Consolidated Edison, Inc.

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

Martin Quinn was a director from August 2008 through January 29, 2009.  Mr. Quinn was the President and Chief Executive Officer of MQ Energy, LLC from March, 2007 through January 29, 2009, a company actively engaged in acquiring and managing electric generating plants. Mr. Quinn had previously served as a Director of the Company and as the Company’s President and Chief Operating Officer from May 2006 to March 2007. Mr. Quinn served as Chief Operating Officer of the Company’s predecessor, MMC Energy North America LLC, beginning in March 2005. Prior to that time, he served as Executive Vice President, Chief Operating Officer and Chief Financial Officer of Ridgewood Power, an independent power company with over 80 plants in the United States, Europe and the Middle East from February 1996 to May 2003. At Ridgewood Power, he managed all financial and operational aspects of the company. Mr. Quinn received his Bachelor of Science degree in Accounting and Finance from the University of Scranton, and is a Certified Public Accountant. Mr. Quinn passed away on January 29, 2009.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock to file initial reports of beneficial ownership and reports of changes in beneficial ownership with the SEC. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms filed by such persons.

Based upon a review of the forms furnished to us and written representations from certain reporting persons, we believe that during fiscal 2008 all Section 16(a) filing requirements applicable to our executive officers, directors and beneficial owners of more than ten percent of our common stock were complied with.

Code of Ethics and Business Conduct

We have adopted a code of ethics and business conduct that applies to all of our directors, employees and officers, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The full text of our code of ethics and business conduct is posted on our Web site at www.mmcenergy.com under the Corporate Governance section. We intend to disclose future amendments to certain provisions of our code of ethics and business conduct, or waivers of such provisions, applicable to our directors and executive officers, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, at the same location on our Web site identified above and also in a Current Report on Form 8-K within four business days following the date of such amendment or waiver. The inclusion of our Web site address in this proxy does not include or incorporate by reference the information on our Web site into this proxy.

Audit Committee

The Company has a separately-designated standing audit committee.  From January 1, 2008 through February 22, 2008, the audit committee consisted of two independent directors, Frederick Buckman and Peter Likins.  During such period, MMC was in default of NASDAQ Marketplace Rule 4350(d)(2)(A) which requires the audit committee of each listed issuer to have at least three independent members, one of which meets the qualifications of “financial expert” under such rule. Effective February 22, 2008 with the appointment of Phillip Harris as the chair of the audit committee, MMC regained compliance with the rule.  Since February 22, 2008, the audit committee consists of Messrs. Harris, Buckman and Likins. Each member of the audit committee is independent for purposes of the NASDAQ listing standards as they apply to audit committee members.  The board has determined that Mr. Harris qualifies as an audit committee financial expert under the rules of the Securities and Exchange Commission.

Item 11.  Executive Compensation

Summary Compensation Table

The following table summarizes the compensation paid to our Chief Executive Officer and to our other two most highly compensated executive officers for services rendered in all capacities to us during the year ended December 31, 2008. We refer to these officers as our named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)(3)	Option Awards ($)(2)(4)	All Other Compensation ($)		Total Compensation ($)
	2008	420,000	200,000	470,350	—	—		1,090,350
Michael J. Hamilton, Chief Executive Officer	2007	24,839	84,000	—	—	67,403	(5)	176,242

	2008	260,833	132,500	193,450	—	—		586,783
Denis G. Gagnon, Chief Financial Officer	2007	223,750	160,000	—	—	—		383,750

	2008	195,833	100,000	193,450	—	—		489,283
Harry Scarborough, Senior Vice President	2007	168,750	175,000	20,000	9,100	—		372,850
——————
(1) The bonus payments accrued for in 2007, were approved by the compensation committee of the board of directors explicitly on the basis of retention, as opposed to 2007 performance. The cash bonus awards accrued for in 2008 were both performance and retention based and represented approximately 50% of each executive’s bonus potential. The Board does not intend to award bonuses for 2009.
(2) The value of stock and option awards granted to our named executive officers has been estimated pursuant to SFAS 123(R) for the applicable fiscal year and the amount shown reflects the related compensation expense recorded in such fiscal year. Our executive officers will not realize the estimated value of these awards in cash until these awards are vested and exercised or sold.  The assumptions used with respect to valuation of option grants are set forth in “MMC Energy, Inc. Consolidated Financial Statements—Note 1—Summary of Significant Accounting Policies—Stock-Based Compensation.”
(3) Compensation for stock awards represents the following grants:
•
Grant to Mr. Hamilton of 30,000 shares of restricted stock made on March 10, 2008.  These shares of restricted stock vested as to 50% on January 1, 2009 and assuming Mr. Hamilton’s continued employment, 50% vest as of January 1, 2010. In the event of a change of control event, all unvested restricted stock awards would vest at the time of the change of control. Mr. Hamilton also received a grant of 70,000 shares of restricted stock made on March 10, 2008.  These shares of restricted stock vest in full as of the date the trading price of the Company’s common stock as reported on the NASDAQ Global Market is greater than $5.50 per share for ten consecutive trading days, or in the event of a change of control of the Company.

•
Grant to Mr. Gagnon of 10,000 shares of restricted stock made on March 10, 2008.  These shares of restricted stock vested as to 50% on January 1, 2009 and assuming Mr. Gagnon’s continued employment, 50% vest as of January 1, 2010. In the event of a change of control event, all unvested restricted stock awards would vest at the time of the change of control. Mr. Gagnon also received a grant of 30,000 shares of restricted stock made on March 10, 2008.  These shares of restricted stock vest in full as of the date the trading price of the Company’s common stock as reported on the NASDAQ Global Market is greater than $5.50 per share for ten consecutive trading days, or in the event of a change of control of the Company.

•
Grant to Mr. Scarborough of 10,000 shares of restricted stock made on March 10, 2008.  These shares of restricted stock vested as to 50% on January 1, 2009 and assuming Mr. Scarborough’s continued employment, 50% vest as of January 1, 2010. In the event of a change of control event, all unvested restricted stock awards would vest at the time of the change of control. Mr. Scarborough also received a grant of 30,000 shares of restricted stock made on March 10, 2008.  These shares of restricted stock vest in full as of the date the trading price of the Company’s common stock as reported on the NASDAQ Global Market is greater than $5.50 per share for ten consecutive trading days, or in the event of a change of control of the Company.

•
Grant to Mr. Scarborough of 2,040 shares of restricted stock made on January 3, 2007. Assuming Mr. Scarborough’s continued employment, these shares of restricted stock vest in equal annual installments over a three year period.

(4) Compensation for option awards represents the following grants:
•
Grant to Mr. Scarborough of options to purchase 7,500 shares of common stock, made on April 30, 2007. These options vest in three equal annual installments over a three year period beginning on the date of grant.

(5)  Mr. Hamilton’s other compensation included $44,500 of director compensation and meeting fees and $22,903 of compensation for serving as our Non-Executive Chairman for the period from October 1, 2007 to December 9, 2007.

Agreements with Executive Officers

Michael J. Hamilton. Mr. Hamilton has been our Chief Executive Officer since December, 2007. Mr. Hamilton does not have a written employment agreement. His employment arrangement provides for a monthly salary of $35,000 and he is eligible for additional cash and equity bonuses. Mr. Hamilton has agreed to serve as our Chief Executive Officer without the benefit of an employment agreement, which our compensation committee views as important to our stockholders. Instead, we entered into a change in control and severance agreement with Mr. Hamilton on April 4, 2008 which provides for a cash payment in the amount of $750,000, but only in the event that Mr. Hamilton’s employment is terminated for any reason in connection with a change of control or if we terminate his employment at any time without cause or if he is constructively terminated. The compensation committee of MMC’s board of directors views Mr. Hamilton’s agreement to serve without an employment agreement as particularly meaningful in the case of MMC because in the compensation committee’s view the separation of Mr. Miller from MMC was unduly difficult and costly under MMC’s then-current form of executive employment agreement. Unlike the form of executive employment agreements used by MMC in the past, the new change in control agreements do not bind MMC to a number of very significant compensatory elements, including payment of a specific salary, a minimum term of employment, and the right to an annual bonus. The compensation committee views having flexibility as to these compensation terms as critically important to not being hamstrung in its goal of maintaining the right compensation packages for MMC’s executives over time.   Under the agreement, the vesting and/or exercisability of each of Mr. Hamilton’s outstanding equity awards would be accelerated in full, effective as of the date of any termination triggering the above payment. Generally, the cash payment would be payable to Mr. Hamilton in accordance with our normal payroll cycle over the thirty-month period immediately following the date of termination (with all Company supplied benefits to close on the termination date) provided, however , that if a change of control occurs, any portion of the cash payment that has not been paid will be paid as a lump sum within ten days of such change of control. The change of control and severance agreement also provides for additional payments of amounts to cover any liability arising under Section 280G of the Internal Revenue Code (i.e. excise taxes) if any as a result of severance benefits. For purposes of the change of control and severance agreement, a change of control means the occurrence of one of the following events: (i) any person or entity acquires more than 50% of our then-outstanding securities; (ii) MMC is a party to a merger or similar transaction which results in the holders of MMC immediately prior to such transaction failing to retain at least 50% of the outstanding voting securities of the surviving entity immediately after such transaction; (iii) the sale of substantially all of MMC’s assets; or (iv) a change in the composition of MMC’s board of directors over a period of 12 months or less as a result of which a majority of our directors ceases, by reason of one or more contested elections, to be comprised of directors who (A) have been directors since the beginning of such period or (B) were elected or nominated during such period by a majority of the board members described in clause (A).

Denis G. Gagnon. In May 2006, we entered into an employment agreement with Mr. Gagnon providing for a three-year term, base salary of $175,000 and severance benefits. At the request of our compensation committee, and for the same reasons described above in connection with Mr. Hamilton’s change of control and severance agreement,  we entered into a change in control and severance agreement with Mr. Gagnon on April 4, 2008 which provides that in the event Mr. Gagnon’s employment is terminated for any reason in connection with a change of control or if we terminate his employment at any time without cause or if he is constructively terminated we will pay Mr. Gagnon a cash amount equal to the greater of (i) two and one-half times his annual base salary in effect immediately prior to the date of his termination or (ii) $632,5000. Under the agreement, the vesting and/or exercisability of each of Mr. Gagnon’s outstanding equity awards would be accelerated in full, effective as of the date of any termination triggering the above payment. Generally, the cash payment would be payable to Mr. Gagnon in accordance with our normal payroll cycle over the thirty-month period immediately following the date of termination,  provided, however, that if a change of control occurs, any portion of the cash payment that has not been paid will be paid as a lump sum within ten days of such change of control. The change of control and severance agreement also provides for additional payments of amounts to cover any liability arising under Section 280G of the Internal Revenue Code as a result of severance benefits. The definition of change of control under Mr. Gagnon’s change of control and severance agreement is the same as disclosed in connection with Mr. Hamilton’s change of control and severance agreement.

Harry Scarborough.  Mr. Scarborough does not have a written employment agreement. We entered into a change in control and severance agreement with Mr. Scarborough on April 4, 2008 which provides that in the event Mr. Scarborough’s employment is terminated for any reason in connection with a change of control or if we terminate his employment at any time without cause or if he is constructively terminated we will pay Mr. Scarborough a cash amount equal to the greater of (i) two and one-half times his annual base salary in effect immediately prior to the date of his termination or (ii) $500,000. Under the agreement, the vesting and/or exercisability of each of Mr. Scarborough’s outstanding equity awards would be accelerated in full, effective as of the date of any termination triggering the above payment. Generally, the cash payment would be payable to Mr. Scarborough in accordance with our normal payroll cycle over the thirty-month period immediately following the date of termination,  provided, however , that if a change of control occurs, any portion of the cash payment that has not been paid will be paid as a lump sum within ten days of such change of control. The change of control and severance agreement also provides for additional payments of amounts to cover any liability arising under Section 280G of the Internal Revenue Code as a result of severance benefits. The definition of change of control under Mr. Scarborough’s change of control and severance agreement is the same as disclosed in connection with Mr. Hamilton’s change of control and severance agreement.

2006 Stock Incentive Plan

Our 2006 Stock Incentive Plan currently provides for the issuance of up to 500,000 shares of our common stock. As of April 30, 2009, options to acquire 93,000 shares of our common stock were issued and outstanding under the plan and 295,836 shares of restricted stock were issued and outstanding under the plan. On July 26, 2006, our board of directors voted to amend the 2006 Stock Incentive Plan to increase the number of shares authorized and reserved for issuance there under from 200,000 shares to 500,000 shares of common stock, subject to adjustment in the event of stock splits and other similar events, and our stockholders approved this increase at a meeting held on September 19, 2006. As of April 30, 2009, 111,164 shares remain eligible for grant under the plan.

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

We can grant a variety of awards under the plan. We can grant options to purchase shares of our common stock that either are intended to qualify as incentive stock options under the Internal Revenue Code or that do not qualify as incentive options. The compensation committee can determine the option exercise price, the term of each option, the time when each option may be exercised and the period of time, if any, after retirement, death, disability or termination of employment during which options may be exercised.

We also can grant rights to receive a number of shares or cash amounts, or a combination of the two that is based on the increase in the fair market value of the shares underlying the right during a stated period specified by the compensation committee. We can award shares of our common stock at no cost or for a stated purchase price. These stock awards may be subject to restrictions at the compensation committee’s discretion.

We also can grant performance awards to participants entitling the participants to receive shares of restricted stock, subject to terms and conditions determined by the compensation committee.

Outstanding Equity Awards at Fiscal Year End

The following table shows all outstanding equity awards held by the named executive officers as of December 31, 2008:

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Michael J. Hamilton(1)	—	—	—	—	15,000	13,200	70,000	61,600

Denis G. Gagnon(2)	6,667	13,333	10.00	5/15/2016	5,000	4,400	30,000	26,400

Harry Scarborough(3)	2,500	5,000	6.50	4/30/2017	680	598	30,000	26,400
					5,000	4,400

(1) The vesting dates for Mr. Hamilton’s stock options are as follow:
•
Grant of 30,000 shares of restricted stock made on March 10, 2008.  These shares of restricted stock vested as to 50% on January 1, 2009 and assuming Mr. Hamilton’s continued employment, 50% vest as of January 1, 2010.

•
Grant of 70,000 shares of restricted stock made on March 10, 2008.  These shares of restricted stock vest in full as of the date the trading price of the Company’s common stock as reported on the NASDAQ Global Market is greater than $5.50 per share for ten consecutive trading days, or in the event of a change of control of the Company.

(2) The vesting dates for Mr. Gagnon’s stock options and restricted stock are as follows:
•	Option award granted on May 15, 2006 - These options vest in equal monthly installments over a three year period, beginning on May 15, 2007.
•
Grant of 10,000 shares of restricted stock made on March 10, 2008.  These shares of restricted stock vested as to 50% on January 1, 2009 and assuming Mr. Gagnon’s continued employment, 50% vest as of January 1, 2010.

•
Grant of 30,000 shares of restricted stock made on March 10, 2008.  These shares of restricted stock vest in full as of the date the trading price of the Company’s common stock as reported on the NASDAQ Global Market is greater than $5.50 per share for ten consecutive trading days, or in the event of a change of control of the Company.

(3) The vesting dates for Mr. Scarborough’s stock options and restricted stock are as follows:
•	Option award granted on April 30, 2007 - These options vest in equal monthly installments over a three year period, beginning on April 30, 2008.
•	Grant of 1,360 shares of restricted stock made on January 3, 2007 - These shares of restricted stock vest in equal annual installments over a three year period beginning on January 3, 2008.
•
Grant of 10,000 shares of restricted stock made on March 10, 2008.  These shares of restricted stock vested as to 50% on January 1, 2009 and assuming Mr. Scarborough’s continued employment, 50% vest as of January 1, 2010.

•
Grant of 30,000 shares of restricted stock made on March 10, 2008.  These shares of restricted stock vest in full as of the date the trading price of the Company’s common stock as reported on the NASDAQ Global Market is greater than $5.50 per share for ten consecutive trading days, or in the event of a change of control of the Company.

Directors’ Compensation

Upon the recommendation of the compensation committee, the full board of directors approved an annual compensation arrangement for our independent directors effective October 1, 2006. Such arrangement is comprised as follows:

Annual Fee. Each independent director receives an annual cash retainer in the amount of $20,000, paid quarterly in arrears.

Meeting Fees. For each board of directors and committee meeting attended in person or via telephonic conference, an independent director will receive $500; provided that a committee member shall not be compensated for attendance at any committee meeting if such director is already entitled to compensation for attending a board of directors meeting held the same day.

Finance Committee Chair. The chair of the finance committee receives an annual cash retainer of $10,000.

Audit Committee Chair. The chair of the audit committee receives an annual cash retainer of $10,000.

Other Committee Chairs. The chair of each other committee of the board of directors, excluding the finance committee, audit committee and compensation and governance committee, receives an annual cash retainer of $6,000.

Lead Independent Director. The lead independent director of the board of directors, currently George Rountree, III, receives an annual cash retainer of $6,000.

2008 Director Compensation Table

The following table sets forth the compensation paid to our non-employee directors in 2008.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(3)(4)	Total ($)
Sen. Richard Bryan	27,500	27,750	55,250
Frederick W. Buckman	29,000	27,750	56,750
Phillip Harris (1)	29,000	27,750	56,750
Dr. Peter Likins	35,000	27,750	62,750
George Rountree III	39500	27,750	67,250
Martin Quinn(2)	9,793	-0-	9,793

(1) Phillip Harris was appointed to the board of directors and as chair of the audit committee of the board of directors on February 22, 2008.
(2)  Martin Quinn passed away on January 29, 2009.
(3) The value of stock awards granted to our directors has been estimated pursuant to SFAS 123(R) for the applicable fiscal year and the amount shown reflects the related compensation expense recorded in such fiscal year. Our directors will not realize the estimated value of these awards in cash until these awards are vested or sold.
(4) Compensation for stock awards represents the following grants:
•
Messrs. Bryan, Buckman, Harris, Likins and Rountree were each granted 10,000 shares of restricted stock on May 28, 2008.  These shares of restricted stock vest the day prior to the 2009 annual stockholder meeting, or in the event of a change of control of the Company.

•	As of December 31, 2008 Messrs. Bryan, Buckman, Harris, Likins and Rountree have 10,000 shares of restricted stock outstanding, respectively, and no options outstanding, respectively.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our outstanding common stock as of April 30, 2009 by:

•	each person who, to our knowledge, beneficially owns more than 5% of the outstanding shares of the common stock;
•	each of our directors and named executive officers; and
•	all of our named executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and generally requires that such person have voting or investment power with respect to securities. In computing the number of shares beneficially owned by a person listed below and the percentage ownership of such person, shares of common stock underlying options, warrants or convertible securities held by each such person that are exercisable or convertible within 60 days of April 30, 2009 are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person.

Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is 26 Broadway, Suite 960, New York, NY 10004.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Common Stock Outstanding(7)

Directors and Named Executive Officers:
Michael Hamilton	101,768	*
Denis G. Gagnon (1)	229,234	1.6

Sen. Richard Bryan	16,268	*
Frederick W. Buckman	13,204	*
Phillip G. Harris	10,000	*
Martin V. Quinn	442,608	3.1
Dr. Peter Likins	16,268	*
George Rountree III	150,003	1.1

Directors and Executive Officers as a Group (7 Persons) (2)	979,353	6.9

5% Beneficial Owners

Stephens Investment Management, LLC (3) c/o One Sansome Street, Suite 2900 San Francisco, CA 94104	2,694,881	19.0

T. Rowe Price Associates, Inc. (4) 100 E. Pratt Street Baltimore, MD 21202	1,392,200	9.8

JPMorgan Chase & Co. (5) 270 Park Avenue New York, NY 10017	1,036,300	7.3

D.E. Shaw Plasma Portfolios, L.L.C.(6) 120 W. 45th Street, Tower 45, 39th Floor New York, NY 10036	1,379,074	9.7
——————
* Less than 1%.
(1) Includes 20,000 shares issuable upon exercise of stock options.
(2) Includes 20,000 shares issuable upon exercise of stock options.
(3) Information with respect to Stephens Investment Management, LLC (“SIM”) and its affiliates is based solely upon information provided in that certain Schedule 13G that was filed with the SEC on March 30, 2009 by SIM, Paul H. Stephens, P. Bartlett Stephens and W. Bradford Stephens. According to the filing, certain limited partnerships, including Orphan Fund, L.P. (“Orphan”), Nanocap Fund, L.P. (“Nanocap”) and Stephens Industry, L.P. (“Stephens”), for which SIM serves as general partner and investment manager.  SIM, as those investment limited partnerships’ general partner and investment manager, and Paul Stephens, Brad Stephens and Bart Stephens, as managing members and owners of SIM, may therefore be deemed to beneficially own Securities owned by such investment limited partnerships for the purposes of Rule 13d-3 of the Securities and Exchange Act of 1934, as amended, insofar as they may be deemed to have the power to direct the voting or disposition of those Securities.

(4) Information with respect to T. Rowe Price Associates, Inc. (“Rowe”) and its affiliates is based solely upon information provided in a Schedule 13G that was filed with the SEC on February 12, 2009 by Rowe and T. Rowe Price Small-Cap Value Fund, Inc.
(5)  Information with respect to JP Morgan Chase & Co. (“JPMorgan”) and its affiliates is based solely upon information provided in a Schedule 13G that was filed with the SEC on January 22, 2009 by JPMorgan and J.P. Morgan Securities Inc.
(6)  Information with respect to D.E. Shaw Plasma Portfolios, L.L.C. is based solely upon information provided in a Schedule 13G that was filed with the SEC on November 17, 2008.  The stock reported as beneficially owned by D.E. Shaw Plasma Portfolios, L.L.C. also includes shares of stock beneficially owned by D.E. Shaw & Co., L.L.C., D.E. Shaw & Co., L.P., and David E. Shaw. David E. Shaw does not own any shares directly. By virtue of David E. Shaw’s position as President and sole shareholder of D. E. Shaw & Co., Inc., which is the general partner of D. E. Shaw & Co., L.P., which in turn is the investment adviser of D. E. Shaw Plasma Portfolios, L.L.C., and by virtue of David E. Shaw’s position as President and sole shareholder of D. E. Shaw & Co. II, Inc., which is the managing member of D. E. Shaw & Co., L.L.C., which in turn is the managing member of D. E. Shaw Plasma Portfolios, L.L.C., David E. Shaw may be deemed to have the shared power to vote or direct the vote of, and the shared power to dispose or direct the disposition of the shares and, therefore, David E. Shaw may be deemed to be the beneficial owner of such shares. David E. Shaw disclaims beneficial ownership of such 1,379,074 shares.
(7)  Calculated on the basis of 14,161,325 shares of Common Stock outstanding as of April 30, 2009, provided any additional shares of Common Stock that a stockholder has the right to acquire within 60 days after April 30, 2009, are deemed outstanding for the purposes of calculating the stockholder’s percentage of beneficial ownership.

Item 13.  Certain Relationships and Related Party Transactions, and Director Independence.

The board of directors has adopted a written policy governing related party transactions (the “Related Party Policy”). The Related Party Policy requires the audit committee to review each Related Party Transaction (defined below) and determine whether it will approve or ratify such transaction.

For purposes of the Related Party Policy, a “Related Party Transaction” is any transaction, arrangement or relationship where MMC is a participant, the Related Party (defined below) had, has or will have a direct or indirect material interest and the aggregate amount involved is expected to exceed $120,000 in any calendar year. “Related Party” includes (a) any person who is or was (at any time during the last fiscal year) an executive officer, director or nominee for election as a director; (b) any person or group who is a beneficial owner of more than 5% of our voting securities; (c) any immediate family member of a person described in provisions (a) or (b) of this sentence; or (d) any entity in which any of the foregoing persons is employed, is a partner or has a greater than 5% beneficial ownership interest.

There were no related party transactions since January 1, 2008

Independent Directors

Our board of directors is comprised of at least a majority of independent directors and each member of the audit committee, compensation committee, and nominating and corporate governance committee of the board of directors qualifies as an independent director. Each of our directors other than Messrs. Hamilton, Gagnon and Quinn, who served as a director until his death on January 29, 2009, qualifies as an independent director in accordance with the published listing requirements of the Nasdaq Global Market and the other national securities exchanges. In addition, our board of directors has made a subjective determination as to each independent director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our directors reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities as they may relate to us and our management.

Item 14.  Principal Accountant Fees and Services

The fees billed by RBSM LLP, our independent registered public accounting firm, during or with respect to the fiscal years ended December 31, 2008 and December 31, 2007 were as follows:

	Years Ended December 31,
	2008		2007
		% Approved		% Approved
		by the Audit		by the Audit
	Fee	Committee	Fees	Committee
Audit fees	$189,000	100%	$162,000	100%
Audit related fees	$-0-	100%	$9,000	100%
Tax fees	$10,000	100%	$22,000	100%
All other fees	$-0-	100%	$85,000	100%
Total	$199,000		$278,000

Audit Fees consist of fees billed for the annual audit of our financial statements and other audit services including the provision of consents and the review of documents filed with the SEC. The fees for 2008 include $118,000 of accrued audit fees for the 2008 year-end audit that were not billed until 2009.

Audit Related Fees consist of fees for assurance and related services that are traditionally performed by our auditors. These services include due diligence on acquisition targets and consultation in connection with financial and accounting standards.

Tax Fees consist of fees billed for tax compliance services. The fees for 2008 include $10,000 of accrued tax fees for the tax returns to be prepared for the tax year ended December 31, 2008.

All Other Fees consist of services customarily provided by the auditors in connection with our two registration statements on Form SB-2 filed with the SEC in December 2006 and July 2007. No such fees were incurred in 2008.

Audit Committee Pre-approval Policies and Procedures

The audit committee of our board of directors is responsible, among other matters, for the oversight of the external auditor. The audit committee has adopted a policy regarding pre-approval of audit and permissible non-audit services provided by our independent registered public accountants.

Under the policy, the audit committee may approve in advance the engagement of the independent auditor for all audit services and non-audit services, based on independence, qualifications and, if applicable, performance, and approve the fees and other terms of any such engagement; provided, however, that (i) the Committee may establish pre-approval policies and procedures for any engagement to render such services, provided that such policies and procedures (x) are detailed as to particular services, (y) do not involve delegation to management of the audit committee’s responsibilities hereunder and (z) provide that, at its next scheduled meeting, the audit committee is informed as to each such service for which the independent auditor is engaged pursuant to such policies and procedures, and (ii) the audit committee may delegate to one or more of its members the authority to grant pre-approvals for such services, provided that the decisions of such member(s) to grant any such pre-approval shall be presented to the audit committee at its next scheduled meeting.

The audit committee establishes budgeted fee levels annually for each of the four categories of audit and non-audit services that are pre-approved under the policy, namely, audit, audit-related, tax and other services. Requests or applications to provide services that require specific approval by the audit committee are submitted to the audit committee by both the external auditor and the chief financial officer. The audit committee approved 100% of the fees for all audit and non-audit related services provided by RBSM LLP during the 2008 fiscal year.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)
(3)           Exhibits
The exhibits required by Item 601 of Regulation S-K are set forth below in Item 15(b)

(b)           Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K/A:

Exhibit
Number
24.1	Power of Attorney. Previously filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 31, 2009.
31.1	Certification by Michael Hamilton Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification by Denis Gagnon Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Certification by Denis Gagnon pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by Michael Hamilton pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of April, 2009.

MMC Energy, Inc.

By:	/s/ Michael J. Hamilton
Michael J. Hamilton

Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Michael J. Hamilton	Chief Executive Officer and Chairman of	April 30, 2009
Michael J. Hamilton	the Board of Directors

*	Chief Financial Officer, Principal	April 30, 2009
Denis Gagnon	Accounting Officer and Director

*	Director	April 30, 2009
Richard Bryan

*	Director	April 30, 2009
Frederick W. Buckman

*	Director	April 30, 2009
Peter Likins

*	Director	April 30, 2009
George Rountree III

*	Director	April 30, 2009
Phillip G. Harris

* by:	Michael J. Hamilton
Attorney-in-Fact