Form 10-Q
period 2009-03-31
MMC ENERGY, INC.
filed 2009-05-15
CIK 1312206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐                                    Accelerated Filer ☐

Non-Accelerated Filer☐ (Do not check if a smaller reporting company)                   Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

As of May 15, 2009 the registrant had 14,161,325 shares of Common Stock outstanding.

FORWARD-LOOKING STATEMENTS

Some of the statements under “Business,” “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Quarterly Report on Form 10-Q constitute forward-looking statements.  These statements relate to future events or our strategy, future operations, future financial position, future revenues, projected costs, prospects, and the plans and objectives of management and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, implied or inferred by these forward-looking statements. Such factors include, among other things, those listed under "Risk Factors" and elsewhere in this Quarterly Report. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "would," "expects," "plans," "intends," “anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms and other comparable terminology.

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

 PART I. FINANCIAL INFORMATION

 ITEM 1. FINANCIAL STATEMENTS

MMC ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
	March 31,	December 31,
	2009	2008
	(unaudited)
Assets
Current assets:
Cash and equivalents	$3,911,748	$5,915,432
Accounts receivable (Note 3)	356,202	420,209
Unbilled receivables (Note 3)	23,797	230,722
Spare parts inventories	100,947	98,500
Prepaids and deposits (Note 3)	223,404	243,048
Total current assets	4,616,098	6,907,911

Property, plant and equipment, net (Note 4)	36,372,669	4,915,372

Other assets:
Deferred costs (Note 5)	1,187,993	2,659,477
Long-term deposits (Note 6)	2,063,206	28,728,604
Other assets and deferred charges (Note 7)	340,409	415,919
Total other assets	3,591,608	31,804,000
Total assets	$44,580,375	$43,627,283

Liabilities & Stockholders' equity
Current Liabilities:
Current maturities of long-term debt (Note 8)	$6,883,445	$444,456
Accounts payable	807,631	2,086,286
Deferred gain	398,000	-
Accrued interest	12,108	15,814
Accrued compensation	255,518	344,022
Other accrued expenses	655,356	2,276,671
Total current liabilities	9,012,058	5,167,249

Long-term debt (Note 8)	1,407,366	1,518,480
Commitments & contingencies (Note 9)

Stockholders' Equity (Note 11)
Preferred Stock; 10,000,000 shares authorized; none issued and outstanding; $.001 par value	-	-
Common stock; 300,000,000 shares authorized with 14,194,347 issued and 14,161,325 outstanding as of March 31, 2009 and as of December 31, 2008; $.001 par value	14,194	14,194
Additional paid-in capital	62,158,293	62,041,693
Accumulated deficit	(27,982,173)	(25,084,970)
Treasury stock	(29,363)	(29,363)
Total stockholders' equity	34,160,951	36,941,554
Total liabilities and stockholders' equity	$44,580,375	$43,627,283

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

MMC ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)
	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Operating revenues:
Resource adequacy capacity	$519,620	$581,750
Ancillary services	25,744	5,138
Energy production	62,267	143,497
Total operating revenues	607,631	730,385
Costs of sales:
Costs of resource adequacy capacity	37,672	42,177
Costs of ancillary services	1,079	4,316
Costs of energy production	77,448	75,045
Total costs of sales	116,199	121,538
Gross Profit	491,432	608,847
Operating expenses:
Depreciation	179,595	294,322
Operations and maintenance	647,201	730,123
General and administrative expenses	1,074,170	1,517,587
Loss on disposal	135,339	-
Impairment charges	1,292,985	-
Total operating expenses	3,329,290	2,542,032
Loss from operations	(2,837,858)	(1,933,185)
Interest and other expenses
Interest expense	(65,448)	(65,021)
Interest income	6,103	373,098
Interest income (expense), net	(59,345)	308,077
Other income, net	-	-
Total interest and other income (expense)	(59,345)	308,077
Net loss before provision for income taxes	(2,897,203)	(1,625,108)
Provision for income taxes	-	-
Net loss	$(2,897,203)	$(1,625,108)

Basic (loss) earnings per common share
Net (loss) earnings per share	$(0.20)	$(0.12)

Weighted average shares outstanding	14,161,325	13,970,315

Diluted (loss) earnings per common share
Net (loss) earnings per share	$(0.20)	$(0.12)

Weighted average shares outstanding	14,161,325	13,970,315

Weighted average shares outstanding - basic	14,161,325	13,970,315
Dilutive effect of assumed exercise of employee stock options, warrants and immediate vesting of unvested stock awards	-	-
Weighted average shares outstanding - diluted	14,161,325	13,970,315

Anti-dilutive shares excluded from diluted EPS computations	879,755	418,297

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

MMC ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM JANUARY 1, 2009 THROUGH MARCH 31, 2009
(Unaudited)

	Common	Common	Additional			Total
	Shares	Stock	Paid-in	Accumulated	Treasury	Stockholders'
	$.001 Par Value	Amount	Capital	Deficit	Stock	Equity
Balance at December 31, 2008	14,194,347	$14,194	$62,041,693	$(25,084,970)	$(29,363)	$36,941,554
Stock awards and options, net of cancellations		-	116,600			116,600
Net loss	-	-	-	(2,897,203)		(2,897,203)

Balance at March 31, 2009	14,194,347	$14,194	$62,158,293	$(27,982,173)	$(29,363)	$34,160,951

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

MMC ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Operating Activities of Continuing Operations

Net loss	$(2,897,203)	$(1,625,108)

Adjustments to reconcile net loss to cash used in operating activities
Depreciation	179,595	294,322
Stock-based compensation	116,600	78,094
Loss on disposal	135,339	-
Impairment charges	1,292,985	-
Changes in current assets & liabilities
Decrease (increase) in receivables	270,932	(91,030)
(Increase) decrease in spare parts inventories	(2,447)	3,171
Decrease (increase) in prepaids and deposits	19,644	(98,796)
Decrease in other assets and deferred charges	48,995	10,130
Increase (decrease) in accounts payable	546,192	(153,552)
Increase (decrease) in deferred gain	-	(65,713)
(Decrease) increase in other accrued expenses	(1,536,981)	39,906
(Decrease) in accrued compensation	(88,504)	(1,400,621)
(Decrease) increase in accrued interest	(3,706)	32,562
Net cash used in operations	(1,918,559)	(2,976,635)

Investing Activities of Continuing Operations
Purchases of property, plant and equipment	(79,424)	(175,184)
Equipment deposits paid	(1,138,447)	(9,539,243)
Proceeds from sale of equipment	1,478,333	-
Redemption (purchase) of securities available for sale, net	-	4,075,000
Deferred acquisition costs	(234,473)	(307,825)
Net cash provided by (used in) in investing activities	25,989	(5,947,252)

Financing Activities of Continuing Operations
Repayment of long-term debt	(111,114)	(111,114)

Net cash used in financing activities	(111,114)	(111,114)

Net decrease in cash and cash equivalents	(2,003,684)	(9,035,001)
Cash and cash equivalents at beginning of period	5,915,432	42,582,697
Cash and cash equivalents at end of period	$3,911,748	$33,547,696

Supplemental disclosures:
Cash paid for income taxes	$-	$-
Cash paid for interest	69,154	45,495

Non-cash investing and financing activities
Stock-based compensation	$116,600	$78,094
Loan from GE Facility to GE Energy on behalf of the company	6,438,989	-

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

MMC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. However, the results from operations for the three month period ended March 31, 2009, are not necessarily indicative of the results that may be expected for the year ended December 31, 2009. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2008 financial statements and footnotes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission (the “SEC”).

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

Due to the recent stresses in the financial markets, coupled with depressed electricity prices, it has become increasingly difficult for the Company to continue to execute its acquisition growth strategy.  Furthermore, the California Energy Commission (the “CEC”) issued its Preliminary Decision in January 2009 denying the Company’s Chula Vista Energy Upgrade Project the required permit to proceed, in what the Company believes to be an unprecedented reversal of the CEC staff’s Final Staff Assessment in full support of the Company’s application.  While the Company continues to evaluate its options to contest the CEC’s preliminary decision, this unexpected development substantially jeopardized the Chula Vista Energy Upgrade Project.  While the Company has successfully permitted its Escondido Energy Upgrade Project, we have yet to obtain a satisfactory long term revenue contract to finance the Escondido Energy Upgrade Project’s completion.

In February 2009, the Company entered into a purchase and sale agreement with Pro Energy Services, Inc. (“Pro Energy”) to sell its Mid-Sun facility’s GE LM2500 gas-fired turbine and related power generating equipment for a gross purchase price of $4 million. The sale successfully closed on April 1, 2009. Subsequent to closing, the Mid-Sun facility ceased all operations. The Company expects to realize approximately $3.1 million after costs of selling and extinguishment of associated liabilities. The Company had previously recorded impairment charges to reflect its appraised net realizable value of the Mid-Sun facility. On April 1, 2009 the remaining $3.5 million cash purchase price was received.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: MMC Energy North America LLC, MMC Escondido LLC, MMC Chula Vista LLC, MMC Mid-Sun LLC, MMC Chula Vista II LLC and MMC Escondido II LLC (“Escondido II”). All intercompany accounts and transactions have been eliminated. In 2008 the Company sold its membership interest in Escondido II and that entity is no longer included in the consolidated financial statements.

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

•
Resource Adequacy Capacity – Regulatory capacity payments for generators of any type are based strictly on total installed capacity measured in megawatts (“MW”). In the California market, where the Company currently operates exclusively, market-based capacity revenues are earned through resource adequacy contracts, whereby the counterparty can point to the Company’s facilities' installed capacity as a source to supply its peak demand plus a mandatory safety margin as dictated by the California Public Utilities Commission (“CPUC”). The contract does not create an obligation to supply electricity to the counterparty, but does obligate the Company to bid its energy into the California Independent System Operators Corporation (“CAISO”) markets on a daily basis such that the Company’s capacity is available to the CAISO, if needed, at the Company’s bid price. The resource adequacy capacity amount cannot exceed the qualified capacity amount for the resource. Qualified capacity is certified by CAISO. For 2008 and 2009, the MMC Escondido and MMC Chula Vista facilities were certified by CAISO and the CPUC for 35.5 MW each and Mid-Sun for 21.8 MW.

•
Ancillary Services – Although there are several types of ancillary services, the Company primarily provides “non-spin” services which call for the facilities to deliver the awarded capacity within 10 minutes of dispatch regardless of whether already synchronized to the grid. As of September 26, 2008 the CAISO has withdrawn the Company’s certification to provide spinning reserve services which was, through 2007, the Company’s primary ancillary service.

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

Income Taxes

In accordance with Statement of Financial Accounting Standards No. 109 “Accounting For Income Taxes,” (“SFAS 109”) deferred income taxes are the result of the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities. Generally, deferred income taxes are classified as current or non-current in accordance with the classification of the related asset or liability. Items that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse. A valuation allowance is provided against deferred income tax assets in circumstances where management believes the recoverability of a portion of the assets is not reasonably assured. Losses incurred will be carried forward as applicable per SFAS 109 and the Internal Revenue Code and potentially may be used to offset taxable net income generated in the future.  The Company has no history of generating taxable net income and therefore has provided a full valuation allowance against its net deferred tax assets.

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

During the three month periods ended March 31, 2009 and 2008 the Company recorded impairment charges of $1,292,985 and $0, respectively.

Assets held for sale as of 03/31/2009 were valued at net realizable value per SFAS 144 and SFAS 157.

Interest Cost Capitalization

In accordance with Statement of Financial Accounting Standards No. 34 “Capitalization of Interest Cost” (“SFAS No. 34”) the Company capitalizes the cost of interest incurred for assets that are constructed or otherwise produced for its own use (including assets constructed or produced for the Company by others for which deposits or progress payments have been made) and assets intended for sale or lease that are constructed or otherwise produced as discrete projects.  The Company does not capitalize interest for assets that are in use or ready for their intended use in the Company's operations.

At March 31, 2009, the Company capitalized approximately $329,000 of interest costs with respect to the purchase of two GE LM6000 PC Sprint® turbines with respect to the Chula Vista Upgrade project and the related GE Loan Facility agreement.

Assets Held For Sale

The Company is seeking to sell its interest in MMC Chula Vista II, LLC (“Chula Vista II”). Chula Vista II’s only asset is the contract to purchase two GE LM6000 PC Sprint®  turbines from GE Packaged Power, Inc (“GE Power”). As of the date of this report these turbines have been fully paid and are carried at their full basis in property, plant and equipment. Their carrying value inclusive of all deposits made and capitalized costs is approximately $31.4 million.

During the fourth quarter of 2008 the Company had also reached an agreement to sell its GE LM2500 turbine that was in operation at its Mid-Sun facility to Pro Energy for the gross purchase price of $4 million. The Company received a deposit of $500,000 in February 2007 and the remaining proceeds of $3.5 million on April 1, 2009 when the transaction successfully closed.

The Company also has as held for sale an additional $2.2 million of assets consisting primarily of its transformers to be purchased under contract from Fortune Electric Co. Ltd (“Fortune”) and miscellaneous smaller assets. Assets held for sale are held at net realizable value and distributed as follows:

Property, plant and equipment	$36,372,669
Project deposits	1,974,706
Deferred acquisition costs	1,187,993
Prepaids and short-term deposits	228,410
Other assets and deferred charges	279,521
Total assets held for sale	$40,043,299

Assets held for sale as of 03/31/2009 were valued at net realizable value per SFAS 144 and SFAS 157.

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
.
For the three month periods ending March 31, 2009 and 2008, 86% & 80%, respectively of the Company’s revenues were derived from Oxy, Inc., who contracts Resource Adequacy Capacity on the Company’s behalf and collects its receivables on a monthly basis on the Company’s behalf. The Company received the balance of its revenues from CAISO.

Seasonal Nature of Business

The Company’s business is seasonal, with a relatively high proportion of revenues and operating cash flows generated during the third quarter of the fiscal year, which include the peak summer months for energy demand, and a relatively low proportion of revenues and operating cash flows generated during the first quarter. As the Company derives most of its revenues from selling energy and ancillary services at spot market prices, as opposed to under longer term fixed-price contracts, its revenues and operating income are highly exposed to the seasonal fluctuation in commodity pricing, which generally corresponds to peak electricity demand. In addition,  a portion of the Company’s resource adequacy capacity revenues are seasonal as well, with a significantly greater portion paid during the summer.

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

Basic and Diluted Earnings (Loss) Per Share

Basic and diluted income or loss per common share is based upon the weighted average number of common shares outstanding during the three months ended March 31, 2009 and 2008, under the provisions of SFAS No. 128, “Earnings Per Share” and as amended/superseded in “Share-Based Payment”(“SFAS 123(R)”). As the Company incurred losses for the three month periods ended March 31, 2009 and 2008 dilutive shares presented for those periods are identical to basic shares outstanding. Below is a reconciliation of basic to diluted shares outstanding for the applicable periods as well as anti-dilutive shares excluded from calculations for the relevant periods:

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Basic, diluted and anti-dilutive shares
Weighted average shares outstanding - basic	14,161,325	13,970,315
Dilutive effect of assumed exercise of employee stock options, warrants and immediate vesting of unvested stock awards	-	-
Weighted average shares outstanding - diluted	14,161,325	13,970,315

Anti-dilutive shares excluded from diluted EPS computations	879,755	418,297

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

The following table summarizes common stock options outstanding and the related exercise prices under the Company’s 2006 Equity Incentive Plan.

Options Outstanding					Options Exercisable
Grant Year	Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
2006	$10.00	72,000	7.12	$10.00	64,666	7.12	$10.00
2007	$6.50	21,000	8.08	$6.50	7,000	8.08	$6.50
Totals		93,000	7.34	$9.21	71,666	7.22	$9.66

Transactions during 2008 involving stock options issued to employees are summarized as follows:
	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2008	93,000	$9.21
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Outstanding at March 31, 2009	93,000	$9.21

Based on the Company’s closing stock price of $0.95 at March 31, 2009, stock options currently outstanding had no aggregate intrinsic value, and there were no in-the-money options exercisable.  As of March 31, 2009, such options had a weighted-average remaining contractual life of 7.22 years and weighted-average exercise price of $9.66 per share.

In accordance with SFAS 123(R), the company uses the simplified expected term midpoint method to estimate the expected life of its option grants.

There were no grants of employee stock options for the three month periods ended March 31, 2009 and 2008.

Derivative Instruments

The Company accounts for freestanding derivative financial instruments potentially settled in its own common stock under EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.” Pursuant to EITF Issue No. 00-19, the Company is required to recognize the initial fair value of the applicable contracts (consisting primarily of non-employee stock warrants and options to purchase common stock) as an asset or liability, and subsequently measure the change in the fair value (based on a Black-Scholes computation), with gains and losses included in a statement of operations. No such instruments were issued for the three month periods ended March 31, 2009 and 2008.

Fair Value of Financial Instruments

The carrying amounts of the Company's cash, trade payables, accrued expenses, and notes payable approximate their estimated fair value due to the short-term nature of those financial instruments.

Fair Value Measurement

On Sept. 15, 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 157, “Fair Value Measurement” (“SFAS 157”). The new standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. SFAS 157 will change current practice by defining fair value: “Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” SFAS 157 now requires certain methods to be used to measure fair value: measured as a market-based measurement, not an entity-specific measurement, based on assumptions market participants would make in pricing the asset or liability (i.e, on exit price). SFAS 157 establishes a three level/input hierarchy for measuring fair value and expands disclosures about fair value measurements. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.  Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability such as unobservable inputs which reflect the reporting entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability (including assumptions about risk).

The Company implemented the use of SFAS 157 in the determination of the impairment values of certain assets and liabilities with the use of Level 2 inputs.

Recent Accounting Pronouncements

SFAS No. 163. In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of SFAS No. 60” (“SFAS 163”). The FASB believes that diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises.” The Company is not an insurance enterprise and this standard will not have any impact on its financial position, results of operations or cash flows.

SFAS No. 162. In May 2008, the FASB issued, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”) which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The FASB believes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Accordingly, the FASB concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and issued SFAS 162 to achieve that result. SFAS 162 is effective 60 days following the SEC approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” As of the report date, approval has not yet taken place. The Company does not expect that the adoption of this standard will have any  impact on its financial position, results of operations or cash flows.

Reclassifications

Certain reclassifications have been made to conform prior period data to the current presentation. These reclassifications had no effect on reported losses.

NOTE 3 – RECEIVABLES AND PREPAID ITEMS

At March 31, 2009 and December 31, 2008 accounts receivable and prepaid items consisted of the following:

	March 31,	December 31,
	2009	2008
Accounts receivable	$269,122	$314,169
Employee loan	87,080	106,040
Total	$356,202	$420,209

Unbilled receivables	$23,797	$230,722

Total	$23,797	$230,722

Prepaid insurance	$141,727	$129,983
Prepaid expenses	81,177	101,959
Short-term deposits	500	11,106
Total	$223,404	$243,048

The Company is paid monthly in arrears on its resource adequacy capacity contracts.  Commencing in November 2008, the Company is paid under its energy management agreement with Macquarie Cook Power, Inc. (“MCPI”) for revenues earned from CAISO for energy and ancillary services approximately 60 days in arrears.

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

At March 31, 2009 and December 31, 2008 property, plant and equipment consisted of the following:

	March 31,	December 31,
	2009	2008
Land	$375,000	$375,000
Automobile	21,806	21,927
Office equipment	167,561	148,156
Transformer	204,280	-
Machinery, equipment & other	7,375,506	8,207,849
LM-6000 Turbines	31,331,318	-
	39,475,471	8,752,932
Impairment charges	-	(914,353)
Accumulated depreciation	(3,102,802)	(2,923,207)
Total	$36,372,669	$4,915,372

Depreciation for the three months ended March 31, 2009 and 2008 was $179,595 and $294,322, respectively.

NOTE 5 – DEFERRED COSTS

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

	March 31,	December 31,
Deferred Costs	2009	2008
Deferred development costs - Chula Vista	$781,444	$2,259,396
Deferred development costs - Escondido	406,549	400,081

Total	$1,187,993	$2,659,477

Completion of the Chula Vista and Escondido Projects remain subject to securing long term revenue contracts against which they can obtain debt financing. The Company’s Escondido Energy Upgrade Project has been fully permitted. The CED issued its Preliminary Decision in January 2009 denying the Company’s Chula Vista Energy Upgrade Project the required permit to proceed, in what the Company believes to be an unprecedented reversal of the CEC staff’s Final Staff Assessment in full support of the Company’s application. While the Company continues to evaluate its options to contest the CEC’s preliminary decision, this unexpected development substantially jeopardized the Chula Vista Energy Upgrade Project There can be no assurance that the Company will be successful in obtaining such a contract or debt financing at terms favorable to the Company.

NOTE 6 – LONG-TERM DEPOSITS

Long-term deposits consist primarily of contractually scheduled prepayments related to two agreements entered into with Fortune Electric Co. Ltd (“Fortune”) for the purchase of two transformers for the Chula Vista and Escondido Upgrade Projects. The remainder of long-term deposits consist of other deposits for other work related to the upgrade projects as well as the security deposits for the leases for the Company’s Chula Vista facility as well for the corporate headquarters in New York City.

The Company is currently seeking to sell many of its assets, at this time, of the $1.975 million listed as long-term deposits, approximately $1.975 million are held for sale.

NOTE 7 – OTHER ASSETS & DEFERRED CHARGES

Other assets and deferred charges include $227,952 of deferred maintenance charges in connection with Planned Major Maintenance Activities (“PMMA”) for large assets, net of amortization as well as $62,455 of capitalized financing costs incurred during the closing of the Company’s loan facility with GE Capital.

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

KEP cannot begin its operations to trade waste oil until it receives certain regulatory approvals which are still outstanding. At the date of the balance sheet KEP had no activity except for the incurrence of $12,458 of organization cost.  Although KEP is eligible for consolidation due to its immateriality the Company has chosen not to consolidate this entity and reports the net investment amount of $50,000 on the “Other Assets and Deferred Charges” line of the balance sheet.  In addition, the Company has guaranteed an amount of up to $250,000 to KEP’s supplier of waste oil for any purchase liabilities that KEP should fail to honor. Through the first quarter of 2009 KEP has remained inactive.

Costs of PMMA are accounted for in accordance with the deferral method as described in FASB Staff Position’s “Audit Guide for Airlines” (“FSP-AIR”). As such PMMA costs are capitalized and then recognized over the earlier of (i) the remaining life of the asset or (ii) until the next PMMA for that equipment. For both three months periods ending March 31, 2009 and 2008, the company amortized $32,562 of deferred maintenance charges..

The capitalized financing costs are amortized and increase the basis of the related capital assets, (i.e. the two GE LM6000 PC Sprint natural gas-fired turbines) whose purchase were partially financed by the GE loan facility.

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

The Loan Agreement further subjects MMC North America to certain financial and other covenants, including maintaining a minimum Net Worth and minimum Debt Service Coverage ratio.  The financial covenants are measured annually. In 2008, MMC North America failed to maintain its required minimum net worth or debt service coverage ratio, due solely to the effect of the CAISO settlement (see “Legal Proceedings”) of which MMC North America was allocated 2/3rds, or $666,000.  The Bank has agreed to waive the covenant requirements for 2008, and accordingly MMC North America was not in default.  In 2007, the Company was in compliance with all of its covenants.  The loans continue to be collateralized by substantially all assets of MMC North America.

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

On June 30, 2008 the Company’s wholly owned subsidiaries, Chula Vista II and Escondido II agreed to a $25.5 million loan facility with GE Energy Financial Services (“GE Finance”) in connection with the purchase of three GE LM6000 PC Sprint® natural gas-fired turbines from GE Energy.  This facility has provided the additional funding needed to complete the purchase of the turbines. The loan agreement originally allowed the Company’s subsidiaries to borrow the $25.5 million, provided that it first contribute equity capital to each subsidiary sufficient to cover the balance of the turbines' purchase price, among other customary conditions. The loans bore interest at the prime rate plus 275 basis points and are fully guaranteed by the Company. GE Finance has obtained the right of first refusal to provide the full project debt financing to each of the projects upon receipt of final permitting. The loans are due in full 150 days after the final turbine is ready to ship, and carry prepayment penalties if prepaid in the first 12 months or in the event the projects proceed with debt other than from GE Finance.

On December 10, 2008 the Company completed the sale of its membership interest in Escondido II a wholly-owned subsidiary whose only asset was an agreement to acquire a General Electric LM6000 PC Sprint® turbine for $15.3 million to an affiliate of Wellhead Electric Company, Inc. In connection with the sale, the Company repaid its then entire outstanding loan balance of $8.574 million.  Also, in connection with the sale of the Company’s interest in MMC Escondido II, the interest rate on borrowings was increased by 150 basis points and the loan agreement amount was reduced to $10.275 million which is sufficient to cover the balance of the remaining payments due on the turbines purchased in connection with the Chula Vista upgrade project. As of the three month period ended March 31, 2009 the Company had approximately $6.4 million of outstanding debt related to the GE facility and has taken title to the turbines.

As of March 31, 2009, the Company had approximately $8.3 million of outstanding debt consisting of $6.4 million of debt related to the GE facility with the remainder consisting of its debt to the Bank.

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

As discussed in Note 7, the Company has guaranteed an amount of up to $250,000 to KEP’s supplier of waste oil for any purchase liabilities that KEP should fail to honor. As of the report date these approvals are still pending and the guaranty is not in effect.

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

NOTE 10 – EQUITY COMPENSATION

Under the Company’s 2006 Equity Incentive Plan (the “Plan”), 500,000 shares of common stock were reserved for issuance as incentive awards to executive officers, key employees and directors and outside consultants.  As of March 31, 2009, 93,000 shares have been granted to employees, net of cancellations, in the form of stock option grants, with a weighted average exercise price of $9.21 per share. These stock option awards were issued consistent with the market value of the Company’s common stock at the time of issuance. As of March 31, 2009 the Company had also issued 295,836 shares of restricted stock to employees and directors. As of March 31, 2009, 111,164 shares remain available for issue under the Plan.

For the three month period ended March 31, 2009 and 2008 the Company issued -0- and 277,000 shares of restricted stock, respectively.

NOTE 11 - STOCKHOLDERS' EQUITY

As of March 31, 2009, the Company had 300,000,000 shares authorized under its Certificate of Incorporation and had issued 14,194,347 and outstanding 14,161,325 shares of Common Stock.   As of such date, the Company also had 10,000,000 shares of preferred stock authorized under its Certificate of Incorporation, none of which were issued or outstanding.

NOTE 12 – RELATED PARTY TRANSACTIONS

The Company had no related party transactions for the three month periods ended March 31, 2009 and 2008.

NOTE 13 – SUBSEQUENT EVENTS

On April 1, 2009, the Company closed on its sale of the LM2500 gas fired turbine at its Mid-Sun facility. The Company received the remaining purchase price of $3.5 million and shut down its operations at the Mid-Sun Facility

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview and Management’s Plan of Operation

We are an energy management company that actively manages electricity generating and energy infrastructure related assets in the United States.  Our historical mission was to acquire, directly or through joint ventures, a portfolio of small to mid-size electricity generating assets, generally below 100 megawatts, or “MW.” To date, we have acquired three electricity generating assets in California, totaling 110 MW of capacity. We are in the process of reviewing our strategic alternatives in an effort to maximize shareholder value, which may include liquidating our assets in lieu of continuing to seek additional acquisitions of small to medium-sized power generating facilities.  Our natural gas fueled electricity generating facilities are commonly referred to as “peaker” plants. Our plants are used to balance unexpected short term surges in demand, making them critical to the reliability, or “insurance,” of the power grids they serve. Our assets generate revenue from providing capacity and ancillary reliability services to the transmission grid that distributes electricity to industrial and retail electricity providers. During peak electricity usage times, such as the summer, we also sell our electricity in the merchant market.

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

These and other events have led us to more aggressively evaluate our strategic alternatives, including pursuing the sale of our assets, as noted above. Our asset sales to date include the sale of: (1) our subsidiary MMC Escondido II, LLC, whose only asset was one of three GE LM6000 PC Sprint® turbines we had on order, (2) the GE LM2500 turbine and related equipment powering our MMC Mid-Sun facility, which closed on April 1, 2009, and (3) our two natural gas compressors on order.  These asset sales have resulted in approximately $9.7 million of cash to us after repayment of debt of $8.6 million and relieved us of the obligation to pay an additional $2.1 million under relevant purchase agreements. Of the $9.7 million in proceeds, $6.2 million were received as of the balance sheet date. The remainder was received upon closing of the LM2500 sale on April 1, 2009.

If we are not successful in selling our remaining assets and/or the company in its entirety, we intend to reduce general and administrative expenses as much as possible to minimize the extent of further cash utilized for operations.  This effort is in process and included reduction of our headcount by 43% effective March 31, 2009. We expect general administrative costs to continue to trend downward during 2009, excluding related severance costs.

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

We recognize energy production revenue when energy has been substantially transmitted to the customer. We recognize revenue when electricity is delivered to a customer pursuant to contractual commitments that specify volume, price and delivery requirements. Some sales of energy are based on economic dispatch, or "as-ordered," by the California Independent System Operator, or CAISO, based on member participation agreements, but without an underlying contractual commitment. Revenues for sales of energy based on ISO dispatches are recorded on the basis of MW-hours delivered, at the applicable wholesale market prices. In addition to bilateral contracts that we may enter into from time to time, we generally offer our energy to the CAISO daily at our variable cost to produce plus a desired minimum profit margin. Our facilities can be dispatched only if the market clearing price exceeds our bid price. We may also receive "out of merit" dispatches in times when the market price is less than our bid price, but our electricity is needed locally due to local transmission constraints, in which case we will be paid our bid price for energy provided.

We recognize these revenues at the time of dispatch by the ISO. Capacity (resource adequacy) contract revenues are recognized based on the facility's capacity as certified by the California Public Utility Commission, or CPUC, and by CAISO. As described under "Results of Operations" below, we also recognize revenues from the provision of ancillary services and under capacity contracts. Although there are several types of ancillary services, to date we primarily provide "spin" and "non spin" services, which call for the facilities to be delivering the awarded capacity within 10 minutes of dispatch whether already connected to the grid (spin) or not (non-spin). As noted elsewhere in this quarterly report on Form 10-Q, we no longer provide spinning reserve revenues and do not expect to generate such spin revenues going forward with our existing facilities.

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

Interest Cost Capitalization

In accordance with SFAS No. 34 “Capitalization of Interest Cost” we capitalize the cost of interest incurred for assets that are constructed or otherwise produced for our entity's own use (including assets constructed or produced for us by others for which deposits or progress payments have been made) and assets intended for sale or lease that are constructed or otherwise produced as discrete projects.  We do not capitalize interest for assets that are in use or are ready for their intended use in our operations.

As of March 31, 2009, we have capitalized approximately $329,000 of interest costs with respect to the purchase of two GE LM6000 PC Sprint® turbines with respect to the Chula Vista Upgrade project and the related GE Loan Facility agreement.

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

We also evaluate our long-lived assets for impairment per SFAS No. 157 “Fair Value Measurement.” Impairment charges for certain assets held for sale were derived using Level 2 inputs.

During the three month periods ended March 31, 2009 and 2008 we recorded impairment charges of $1,292,985 and $-0-, respectively.

.Assets Held For Sale

We are seeking to sell our interest in MMC Chula Vista II, LLC (“Chula Vista II”). Chula Vista II’s only assets are two GE LM6000 PC Sprint® turbines from GE Packaged Power, Inc (“GE Power”). As of the date of this report these turbines have been fully paid and are carried at their full basis on property, plant and equipment. Their carrying value, inclusive of all deposit payments made and capitalized interest cost is approximately $31.4 million.

During the fourth quarter of 2008 we had also reached an agreement to sell our GE LM2500 turbine that was in operation at our Mid-Sun facility to Pro Energy for the gross purchase price of $4 million. We received a deposit of $500,000 in February 2009 and the remaining proceeds of $3.5 million on April 1, 2009 when the transaction successfully closed.

We also have as held for sale an additional $2.2 million of assets consisting primarily of our transformers to be purchased under contract from Fortune Electric Co. Ltd (“Fortune”) and miscellaneous smaller assets. Assets held for sale are held at net realizable value and distributed as follows:

Property, plant and equipment	$36,372,669
Project deposits	1,974,706
Deferred acquisition costs	1,187,993
Prepaids and short-term deposits	228,410
Other assets and deferred charges	279,521
Total assets held for sale	$40,043,299

Assets held for sale as of 03/31/2009 were valued at net realizable value per SFAS 144 and SFAS 157.

Results of Operations

Revenues

Our revenues consist of energy production, ancillary services, and resource adequacy capacity revenues.

•
Resource Adequacy Capacity – Regulatory capacity payments for generators of any type are based strictly on total installed capacity measured in MW. In the California market where we currently operate exclusively, market-based capacity revenues are earned through resource adequacy contracts, whereby the counterparty can point to our facilities' installed capacity as a source to supply its peak demand plus a mandatory safety margin as dictated by the CPUC. The contract does not create an obligation to supply electricity to the counterparty, but does obligate us to bid its energy into the CAISO markets on a daily basis such that our capacity is available to the CAISO, if needed, at our price. The resource adequacy capacity amount cannot exceed the qualified capacity amount for the resource. Qualified capacity is certified by CAISO. For 2007, the MMC Escondido and MMC Chula Vista facilities were certified by CAISO and the CPUC for 35.5 MW each and MMC Mid-Sun for 22 MW, and for 2008, 35.5 MW each respectively and MMC’s Mid-Sun facility for 21.8 MW.

•
Ancillary Services – Although there are several types of ancillary services, we primarily provide “non-spin” services which call for the facilities to deliver the awarded capacity within 10 minutes of dispatch regardless of whether already synchronized to the grid. As described in greater detail in the “Legal Proceedings” section, as of September 26, 2008 the CAISO has withdrawn our  certification to provide spinning reserve services which was our primary ancillary service revenue generator through 2007. See Part 1, Item 3 – “Legal Proceedings.”

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

Revenues for the three month periods ended March 31, 2009 and 2008 were $607,631 and $730,385, respectively, and were distributed as follows:

	Three Months Ended March 31,	Three Months Ended March 31,
Operating revenues:	2009	2008
Resource adequacy capacity	$519,620	$581,750
Ancillary services	25,744	5,138
Energy production	62,267	143,497
Total operating revenues	$607,631	$730,385

Revenues for three month period ended March 31, 2009 decreased 17% to $607,631 from the same period in 2008. The decrease was driven by less favorable resource adequacy contract pricing for the Mid-Sun facility as well as a negative pricing adjustment for December 2008’s results with respect to energy production. This negative adjustment was recorded in the first quarter of 2009.

Cost of Sales

Cost of sales for the three months ended March 31, 2009 and 2008 were $116,199 and $121,538 respectively, yielding gross profits of $491,432 and $608,847 and gross margins of approximately 81% and 83%, respectively.

Our gross margin has been relatively high due to high margin resource adequacy capacity constituting the largest portion of our revenues. In addition, gross margins for energy production revenue remain high, notwithstanding the negative adjustment from December 2008 as mentioned above, as we generally produce energy only during peak demand times which result in the highest prices for energy.

Costs of sales and gross margins were distributed as follows:

Three months Ended March 31,
Costs of sales:	2009	2008
Costs of resource adequacy capacity	$37,672	$42,177
Costs of ancillary services	1,079	4,316
Costs of energy production	77,448	75,045
Total costs of sales	$116,199	$121,538

Three months Ended March 31,
Gross margin:	2009	2008
Gross margin of resource adequacy capacity	92.8%	92.7%
Gross margin of ancillary services	95.8%	16.0%
Gross margin of energy production	-24.4%	47.7%
Total costs of sales	80.9%	83.4%

Costs of sales include these major expenses:

•	Resource Adequacy Capacity – Includes primarily commissions paid to electricity marketers. We expect this revenue stream to remain at a very high margin.

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

Operations and Maintenance

Operations and maintenance expenses consist of the direct overhead expenses for operating and maintaining our electricity generating facilities. For the three month periods ended March 31, 2009 and 2008, operations and maintenance expenses were $647,201 and $730,123, respectively.  These expenses consisted primarily of contracted labor, interconnection costs, repairs and maintenance, environmental consulting, environmental compliance and other semi-variable costs.  The decrease in expenses was driven primarily by a decrease in unplanned repairs and lower labor costs.

General and Administrative Expenses

For the three month periods ended March 31, 2009 and 2008, general and administrative expenses were $1,074,170 and $1,517,587, respectively. General and administrative expenses for the three month periods ended March 31, 2009 and 2008 were primarily driven by compensation, severance costs, professional fees, relocation expense and investor relations expenses.

We expect general and administrative expenses will decrease in absolute terms as we continue to implement our current operational strategy (see “Overview and Management’s Plan of Operation” for a complete discussion).

Loss on disposal and Impairment charges

The loss on disposal of approximately $135,000 was a loss on disposal of our membership interest in Escondido II and the sale of the LM2500 turbine located at our Mid-Sun facility. The losses were primarily composed of professional fees related to the consummation of these transactions.

From time to time we use estimates to adjust, if necessary, the assets and liabilities of our continuing operations to their estimated fair value, less costs to sell. These estimates include assumptions relating to the proceeds anticipated as a result of any future asset sales. The adjustments to fair market value of these assets/liabilities provide the basis for the gain or loss when sold. In connection with the unfavorable preliminary CEC decision regarding our Chula Vista Upgrade Project, the indefinite timing of obtaining a satisfactory long-term revenue contract to finance our Escondido Upgrade Project, and holding for sale the related equipment ordered for both projects, we have recorded approximately $1.3 million in impairments to write-down capitalized professional fees, permitting costs, engineering fees and equipment deposits related to the Upgrade Projects.  The impairment charges recorded are summarized below and were calculated in accordance with SFAS No. 157 using Level 2 inputs based on contractual agreements and letters of interest:

Impairment charges:
Development and permitting	$1,477,952
Equipment depostis and cancellation charges	(227,190)
Other	42,223
Total	$1,292,985

Interest and Other Expenses

Net interest expense for the three month periods ended March 31, 2009 of $59,345 and net interest income of $308,077 for three month periods ended March 31, 2008 reflect primarily senior debt interest expense and interest income earned on our cash balances, which were substantially larger during the first quarter of 2008.

Liquidity and Capital Resources

As of March 31, 2009, we had $3.9 million in cash and equivalents.  The majority of cash used was cash used during the quarter ended March 31, 2009 for operations of approximately $1.9 million. This was partially offset by receipt of approximately $1.5 million in net proceeds related to the sale of the KobelCo compressors and a deposit related to the sale of the LM2500 turbine at Mid-Sun that closed successfully on April 1, 2009. We received an additional $3.5 million in cash on April 1, 2009 related to the Mid-Sun turbine sale that will be reflected on our Quarterly Report on Form 10-Q for the quarter ending June 30, 2009, less an estimated $900,000 of transaction and wind-up closing costs. In addition, we drew $6.4 million from our loan facility with GE described below to fund the final installments of our LM6000 turbines which are now paid in full.

Our loan facility with GE Finance expires in August 2009.  If we are not successful in our efforts to liquidate our two remaining turbines and/or other assets, we may need additional funding during the next twelve months since our existing cash resources will not be sufficient to cover anticipated losses from operations as well as the repayment of the GE loans. We expect to raise cash from the sale of turbines and other potential asset sales.  If we fail to sell assets on terms acceptable to us, it would have a material adverse effect on our current business, results of operations, liquidity and financial condition. If we issue additional equity and/or debt securities to meet our future capital requirements, the terms of any future equity financings may be dilutive to our stockholders and the terms of any debt financings may contain restrictive covenants that may also negatively affect our stockholders. Our ability to consummate future financings will depend on the status of our business prospects as well as conditions then prevailing in the capital markets. The downturn has also affected market values of certain of our assets. We believe that, after impairment charges recorded, these assets are held at fair value, but there can be no assurances that we would realize these values if sold.

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

On January 31, 2006, MMC North America, one of our wholly owned subsidiaries, entered into a Loan and Security Agreement with TD Banknorth providing for a $3.5 million senior debt facility including a $3.0 million term loan and a $500,000 revolving loan. The term loan provides for interest-only payments during the first nine months, and 81 equal monthly principal payments in the amount of $37,038 thereafter, with a final maturity date of May 3, 2013. The term loan bears interest at a fixed rate equal to 7.58%.

Advances against the revolver are payable on demand and bear interest at the prime rate plus 1.00%. Beginning in 2007, amounts outstanding under the revolver must be repaid in full and a zero balance maintained for at least 30 consecutive days at any time during the year. We have not borrowed under the revolver.

As part of such loan facility, MMC North America arranged for the issuance by the bank of an irrevocable letter of credit in the amount of $100,000 to a counterparty under an energy services agreement entered into in November 2008.  The counterparty may draw upon the letter of credit to recover liquidated damages suffered by the counterparty in connection with any energy sales it may make on behalf of MMC North America and MMC Mid-Sun in the event MMC North America or MMC Mid-Sun fails to meet its obligations, or for any other unsatisfied obligations under the energy services agreement.  The letter of credit expires on December 31, 2009.  Availability under the revolver is reduced from $500,000 to $400,000 while the letter of credit remains outstanding.

The Loan and Security Agreement further subjects MMC North America to certain financial and other covenants, including maintaining minimum net worth and minimum debt service coverage ratio.  The financial covenants are measured annually. In 2008, MMC North America failed to maintain its required minimum net worth or debt service coverage ratio, due solely to the effect of the CAISO settlement (see “Legal Proceedings”) of which MMC North America was allocated 2/3, or $666,000.  The Bank has agreed to waive the covenant requirements for 2008, and accordingly MMC North America is not in default under the loan  The loans continue to be collateralized by substantially all assets of MMC North America.

On January 29, 2008 we entered into an agreement with GE Packaged Power, Inc., or GE Power, for the purchase of two LM6000 PC Sprint® turbines to be used in our Chula Vista Upgrade Project for approximately $31 million. Through the date of this quarterly report we have made all scheduled payments and have received title to the turbines.

On May 15, 2008 we entered into an agreement with GE Power for the purchase of one LM6000 PC Sprint® turbine to be used in our Escondido Upgrade Project for approximately $15.3 million. Through the date of this quarterly report, we had made payments of approximately $13.8 million. These payments were classified as long-term deposits on our consolidated balance sheet. On December 10, 2008 we sold our membership interest in Escondido II whose primary asset was a contract to purchase on GE LM6000 PC Sprint® turbine from GE Packaged Power, Inc. We sold the membership interest at the cost of the contract but did incur a loss on disposal as described in our Annual Report on Form 10-K, filed March 31, 2009, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Loss on disposal and Impairment charges.”

On June 30, 2008 our wholly owned subsidiaries, Chula Vista II and Escondido II entered into a $25.5 million loan facility with GE Finance in connection with the purchase of the three turbines described above.   This facility was intended to provide the additional funding needed to complete the purchase of the turbines. On December 10, 2008, we completed the sale of our membership interest in Escondido II a wholly-owned subsidiary, whose only asset was an agreement to acquire one of the turbines described above for $15.3 million to an affiliate of Wellhead Electric Company, Inc. We used a portion of the proceeds received in the sale to repay our outstanding borrowings of $8.57 million to GE Finance, of which $3.5 million related to the Escondido turbine and $5.0 million related to the two Chula Vista turbines that remain on order, as well as paying all accrued interest on such borrowings, applicable prepayment penalties, and the remaining $1.5 million installment payment on the Escondido turbine.

The loan agreement with GE Finance originally allowed our subsidiaries to borrow the $25.5 million, provided that we first contribute equity capital to each subsidiary sufficient to cover the balance of the turbines' purchase price, among other customary conditions. As of August 15, 2008, we had made the required equity contributions for turbines to be purchased for both Escondido II Chula Vista II. The loans bear interest at the prime rate plus 275 basis points and are fully guaranteed by us. GE Finance has obtained the right of first refusal to provide the full project debt financing to each of the projects upon receipt of final permitting. The loans are due in full 150 days after the final turbine is ready to ship, and carry prepayment penalties if prepaid in the first 12 months or in the event the projects proceed with debt other than from GE Finance. In connection with the sale of our interest in Escondido II the loan agreement was modified with all prepayment penalty provisions removed and the loan amount reduced to $10.275 million which is sufficient to cover the balance of the turbines’ purchase price. The reduced facility amount is the only substantial change in the loan agreement. As of March 31, 2009 we had approximately $6.4 million due to GE Finance under the loan facility.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer as of March 31, 2009, we conducted an evaluation of effectiveness of the design and operation of our disclosure controls and procedures, (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of such date to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosure.

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

On September 22, 2008, we and the CAISO reached a settlement of this dispute. We agreed to pay the CAISO $1 million to settle all outstanding disputed items and we recorded this proposed settlement as a $1 million reduction of ancillary services revenue in our Statement of Operations at September 30, 2008. On October 14, 2008, we and the CAISO jointly filed an Offer of Settlement and Request for Expedited Action with the FERC requesting that the FERC expeditiously review and approve the Settlement Agreement without modification. Under the terms of the Settlement Agreement, we are required to make four equal installment payments of $250,000 to the CAISO with the first payment to be made conditioned upon receipt of FERC approval of the Settlement Agreement, with the remaining payments due on December 31, 2008, March 31, 2009 and June 30, 2009. As of September 26, 2008 the CAISO withdrew our certification to provide spinning reserve services. On January 15, 2009 the FERC approved the settlement agreement. Pursuant to that agreement we made a payment of $500,000 on January 16, another payment of $250,000 on March 31, 2009 and a scheduled final payment of $250,000 on June 30, 2009.

Upon the FERC’s approval of the Settlement Agreement, all pending requests for rehearing of the FERC's June 6 order were deemed withdrawn and the FERC proceedings were terminated.

From time to time we may become a party to routine litigation or other legal proceedings that are incidental and part of the ordinary course of our business. Management and legal counsel periodically review the probable outcome of such proceedings, the costs and expenses reasonably expected to be incurred, the availability and extent of insurance coverage, and established reserves.

ITEM 1A. RISK FACTORS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a) Exhibits.

10.29	Equipment Purchase Agreement, dated February 6, 2009, by and between MMC Mid-Sun LLC and Energy Parts Solutions LLC

31.1	Certification pursuant to Rules 13a – 14(a) and 15d – 14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification pursuant Rules 13a – 14(a) and 15d – 14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification pursuant to 18 U.S. C. Section 1350

32.2	Certification pursuant to 18 U.S. C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MMC ENERGY, INC.

By:	/s/ Michael J. Hamilton
Michael J. Hamilton
Chief Executive Officer

By:	/s/ Denis Gagnon
Denis Gagnon
Chief Financial Officer and Principal Accounting Officer

DATE: May 15, 2009