Form 10-K/A
period 2008-12-31
MMC ENERGY, INC.
filed 2009-07-09
CIK 1312206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting  company. See definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12-b-2 of the Exchange Act.:

Large accelerated filer ☐ Accelerated filer  ☐  Non-accelerated filer ☐  Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the close of business June 30, 2008 was $31,750,481. The registrant’s closing price as reported on the NASDAQ Global Markets for June 30, 2008 was $2.25 per share.

The number of outstanding shares of the registrant’s common stock as of July 8, 2009 was 14,161,325.

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (“Form 10-K/A #2”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, initially filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2009 (the “Original Filing”), and amended on Form 10-K/A filed with the SEC on April 30, 2009 (“Form 10-K/A #1), is being filed to revise Item 9A(T) and Exhibits 31.1 and 31.2 in response to comments received from the SEC to our Preliminary Proxy Statement on Form PREM14A, filed with the SEC on June 5, 2009.

All references to “we,” “us,” and “our,” or the “Company” in this Form 10-K/A #2 refer to MMC Energy, Inc. and its subsidiaries.

Except for the foregoing amended information, this Form 10-K/A #2 continues to describe conditions as of the dates of the Original Filing and Form 10-K/A #1, and we have not updated the disclosures contained herein to reflect events that occurred at a later date.

PART II

Item 9(A)T.  Controls and Procedures

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer as of December 31, 2008, we conducted an evaluation of effectiveness of the design and operation of our disclosure controls and procedures, (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of such date to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosure.

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

Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting.  Based on their evaluation, they concluded that the Company maintained effective internal control over financial reporting as of December 31, 2008.

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules

Exhibit
Number

31.1	Certification by Michael Hamilton Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification by Denis Gagnon Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of July, 2009.

MMC Energy, Inc.
By:	/s/ Michael J. Hamilton
Michael J. Hamilton
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ Michael J. Hamilton	Chief Executive Officer and Chairman of the Board of Directors	July 9, 2009
Michael J. Hamilton
/s/ Denis Gagnon	Chief Financial Officer, Principal Accounting Officer and Director	July 9, 2009
Denis Gagnon
*	Director	July 9, 2009
Richard Bryan
*	Director	July 9, 2009
Frederick W. Buckman
*	Director	July 9, 2009
Peter Likins
*	Director	July 9, 2009
George Rountree III
*	Director	July 9, 2009
Phillip G. Harris

* by: Michael J. Hamilton
            Attorney-in-Fact