Form 10-Q/A
period 2009-03-31
MMC ENERGY, INC.
filed 2009-07-09
CIK 1312206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of July 8, 2009 the registrant had 14,161,325 shares of Common Stock outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (“Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, initially filed with the Securities and Exchange Commission (the “SEC”) on May 15, 2009 (the “Original Filing”), is being filed solely for the purpose of refiling Exhibits 31.1 and 31.2 to the Original Filing in response to comments received from the SEC to our Preliminary Proxy Statement on Form PREM14A, filed with the SEC on June 5, 2009.

All references to “we,” “us,” and “our,” or the “Company” in this Form 10-Q/A refer to MMC Energy, Inc. and its subsidiaries.

Except for the foregoing amended information, this Form 10-Q/A continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect events that occurred at a later date.

Part II

Item 6.  Exhibits

(a) Exhibits

31.1	Certification pursuant to Rules 13a-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification pursuant to Rules 13a-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as amended

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MMC ENERGY, INC.

By:	/s/ Michael J. Hamilton
Michael J. Hamilton
Chief Executive Officer

By:	/s/ Denis Gagnon
Denis Gagnon
Chief Financial Officer and Principal Accounting Officer

DATE: July 9, 2009