Form 10-Q
period 2009-06-30
MMC ENERGY, INC.
filed 2009-08-19
CIK 1312206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes☒   No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☐  No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes☐ No☒

As of August 19, 2009 the registrant had 14,161,325 shares of Common Stock outstanding.

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we do not know whether we can achieve projected future results, levels of activity, performance, or goals. Actual events or results may differ materially. We undertake no obligation to update any of the forward-looking statements after the date of this Quarterly Report to conform those statements to reflect the occurrence of unanticipated events, except as required by applicable law.

MMC ENERGY, INC,

Financial Statements for the Six Months Ended June 30, 2009 on a liquidation basis of accounting

The following statements have been prepared on the liquidation basis of accounting for the six month periods ended June 30, 2009 (all of which are unaudited):

•	Condensed Consolidated Statement of Net Assets in Liquidation (Liquidation Basis)
•	Condensed Consolidated Statement of Changes in Net Assets in Liquidation (Liquidation Basis)

PART I. FINANCIAL INFORMATION

 ITEM 1. FINANCIAL STATEMENTS

MMC ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION (LIQUIDATION BASIS)

June 30,
2009
(unaudited)
Assets
Property, plant and equipment, net (Note 3)	$29,413,497

Cash and cash equivalents	3,997,413
Receivables, prepaids and deposits (Note 4)	1,070,500
Deferred costs (Note 5)	441,951
Spare parts inventories	79,016
Other assets (Note 6)	50,000
Total assets	35,052,377

Liabilities
Secured loans payable (Note 7)	8,284,265
Accrued expenses and other liabilities	991,256
Reserve for estimated costs during liquidation period	3,539,120
Total liabilities	12,814,641

Net assets in liquidation	$22,237,736

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

MMC ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION (LIQUIDATION BASIS)
(Unaudited)

Six Months Ended June 30,
2009

Net assets in liquidation - January 1, 2009	$36,941,554
Operating loss excluding impairment charges	(2,396,328)
Stock awards and options, net of cancellations	216,138
Estimated net costs during liquidation	(3,539,120)
Adjust assets to net realizable value (impairment charges)	(8,883,190)
Adjust liabilities to estimated fair value	(101,318)
Net assets in liquidation - June 30, 2009	$22,237,736

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

MMC ENERGY, INC,

Financial Statements presented for comparison purposes on a Going Concern Basis of Accounting

The following statements have been prepared on the going concern basis of accounting

•	Consolidated Balance Sheet at December 31, 2008
•	Condensed Consolidated Statement of Operations for the six months ended June 30, 2008 (unaudited)
•	Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2008 (unaudited)

MMC ENERGY, INC.
CONSOLIDATED BALANCE SHEET (GOING CONCERN BASIS)

December 31,
2008
Assets
Current assets:
Cash and equivalents	$5,915,432
Accounts receivable (Note 4)	420,209
Unbilled receivables (Note 4)	230,722
Spare parts inventories	98,500
Prepaids and deposits (Note 4)	243,048
Total current assets	6,907,911

Property, plant and equipment, net (Note 3)	4,915,372

Other assets:
Deferred costs (Note 5)	3,228,627
Long-term deposits	28,159,454
Other assets and deferred charges	415,919
Total other assets	31,804,000
Total assets	$43,627,283

Liabilities & Stockholders' equity
Current Liabilities:
Current maturities of long-term debt	$444,456
Accounts payable	2,086,286
Accrued interest	15,814
Accrued compensation	344,022
Other accrued expenses	2,276,671
Total current liabilities	5,167,249

Long-term debt	1,518,480
Commitments & contingencies (Note 8)

Stockholders' Equity
Preferred Stock; 10,000,000 shares authorized; none issued and outstanding; $.001 par value	-
Common stock; 300,000,000 shares authorized with 14,194,347 issued and 14,161,325 outstanding as of June 30, 2009 and as of December 31, 2008; $.001 par value	14,194
Additional paid-in capital	62,041,693
Accumulated deficit	(25,084,970)
Treasury stock	(29,363)
Total stockholders' equity	36,941,554
Total liabilities and stockholders' equity	$43,627,283

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

MMC ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (GOING CONCERN BASIS)
 (Unaudited)

Six Months Ended June 30,
2008
Operating revenues:
Resource adequacy capacity	$1,209,650
Ancillary services	332,619
Energy production	195,959
Total operating revenues	1,738,228
Costs of sales:
Costs of resource adequacy capacity	87,700
Costs of ancillary services	48,240
Costs of energy production	117,936
Total costs of sales	253,876
Gross Profit	1,484,352
Operating expenses:
Depreciation	594,661
Operations and maintenance	1,413,333
General and administrative expenses	3,277,688
Total operating expenses	5,285,682
Loss from operations	(3,801,330)
Interest and other expenses
Interest expense	(120,798)
Interest income	560,733
Interest income (expense), net	439,935
Other income, net	-
Total interest and other income (expense)	439,935
Net loss before provision for income taxes	(3,361,395)
Provision for income taxes	-
Net loss	$(3,361,395)

Basic (loss) earnings per common share
Net (loss) earnings per share	$(0.24)

Weighted average shares outstanding	14,057,912

Diluted (loss) earnings per common share
Net (loss) earnings per share	$(0.24)

Weighted average shares outstanding	14,057,912

Weighted average shares outstanding - basic	14,057,912
Dilutive effect of assumed exercise of employee stock options, warrants and immediate vesting of unvested stock awards	-
Weighted average shares outstanding - diluted	14,057,912

Anti-dilutive shares excluded from diluted EPS computations	747,381

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

MMC ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (GOING CONCERN BASIS)
(unaudited)

Six Months Ended June 30, 2008
Operating Activities of Continuing Operations

Net loss	$(3,361,395)

Adjustments to reconcile net loss to cash used in operating activities
Depreciation	594,661
Stock-based compensation	133,649
Changes in current assets & liabilities
(Increase) in receivables	(485,330)
Decrease in spare parts inventories	3,172
Decrease (increase) in prepaids and deposits	(53,287)
(Decrease) in accounts payable	(23,709)
(Decrease) in deferred revenues	(65,713)
(Decrease) increase in other accrued expenses	(137,827)
(Decrease) in accrued compensation	(1,138,210)
(Decrease) increase in accrued interest	65,124
Decrease in other assets and deferred charges	10,130
Net cash used in operations	(4,458,735)

Investing Activities of Continuing Operations
Purchases of property, plant and equipment	(296,063)
Equipment deposits paid	(20,029,229)
Proceeds from sale of equipment	-
Redemption (purchase) of securities available for sale, net	4,075,000
Deferred acquisition costs	(774,700)
Net cash used in investing activities	(17,024,992)

Financing Activities of Continuing Operations
Repayment of long-term debt	(222,228)

Net cash used in financing activities	(222,228)

Net decrease in cash and cash equivalents	(21,705,955)
Cash and cash equivalents at beginning of period	42,582,697
Cash and cash equivalents at end of period	$20,876,742

Supplemental disclosures:
Cash paid for income taxes	$-
Cash paid for interest	89,322

Non-cash investing and financing activities
Stock-based compensation	$133,649

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

MMC ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
 (Unaudited)

NOTE 1 – ORGANIZATION, LINE OF BUSINESS AND PLAN OF LIQUIDATION

General

As a result of the Board of Directors adoption of a plan of liquidation and dissolution of the Company (the “Plan”) on May 19, 2009 the Company changed its basis of accounting to the liquidation basis effective April 1, 2009. Adoption and execution of the Plan is contingent upon shareholder approval. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their estimated settlement amounts.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The Condensed Consolidated Balance Sheet at December 31, 2008 has been derived from the audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation, have been included. The interim results should not be considered indicative of the annual results. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2008 financial statements and footnotes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission (the “SEC”).

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

The Company is an energy management company that historically has been in the business of acquiring and actively managing electricity generating and energy infrastructure related assets in the United States.  The Company’s historical mission was to acquire, directly or through joint ventures, a portfolio of small to mid-size electricity generating assets, generally below 100 megawatts.  In January 2006, the Company acquired two power generation facilities located in Chula Vista and Escondido, California, and in November 2006, the Company acquired a facility in Bakersfield, California (“Mid-Sun”).

Due to the recent stresses in the financial markets, coupled with depressed electricity prices, it has become increasingly difficult for the Company to continue to execute its acquisition growth strategy.  Furthermore, the California Energy Commission (the “CEC”) issued its Final Decision in June 2009 denying the Company’s Chula Vista Energy Upgrade Project the required permit to proceed, in what the Company believes to be an unprecedented reversal of the CEC staff’s Final Staff Assessment in full support of the Company’s application.  The Company has chosen not to appeal the CEC Final Decision based on its assessment that there is an extremely low probability of success in an appeal.  While the Company has successfully permitted its Escondido Energy Upgrade Project, we have yet to obtain a satisfactory long term-revenue contract to finance the Escondido Energy Upgrade Project’s completion.

In February 2009, the Company entered into a purchase and sale agreement with Pro Energy Services, Inc. (“Pro Energy”) to sell its Mid-Sun facility’s GE LM2500 gas-fired turbine and related power generating equipment for a gross purchase price of $4 million. The sale successfully closed on April 1, 2009. Subsequent to closing, the Mid-Sun facility ceased all operations. The Company expects to realize approximately $3.1 million after settlement of all costs of selling and extinguishment of associated liabilities. The Company had previously recorded impairment charges to reflect its appraised net realizable value of the Mid-Sun facility. The Company will continue to recognize any unanticipated costs and associated liabilities as a loss on disposal.

On May 21, 2009, the Company signed a definitive purchase agreement to sell its Chula Vista and Escondido electric generating facilities and certain other assets for $4,865,500 to affiliates of Wellhead Electric Company, Inc (“Wellhead”). The sale represents the conclusion of a process to sell substantially all of the Company's remaining operating assets, except for its two remaining GE LM6000 PC Sprint® turbines. The sale of two gas compressors to Wellhead announced in March 2009 was originally included in the process and in Wellhead's initial bid for these assets, but closed sooner on mutual agreement of the parties. The sale of these remaining power plant assets is subject to standard closing conditions, including shareholder approval. The Company expects to close this transaction by the end of September 2009.

On August 7, 2009, the Company signed a definitive equipment purchase agreement to sell its two remaining General Electric LM6000PC Sprint® turbines and related power generating equipment for a gross purchase price of $26.65 million to an affiliate of Pro Energy Services, LLC., $3 million of which was paid to the Company as a non-refundable deposit at signing. The transaction is targeted to close on October 7, 2009.  The Company expects to receive, at closing, additional proceeds of approximately $23.3 million, net of transaction costs.  Accordingly, the Company recorded an approximately $5.4 million impairment charge against the company’s cost basis of $31.7 million for the turbines in the Company’s second quarter results.

As a result of receiving the $3 million non-refundable deposit for the sale of the turbines, on August 11, 2009, the Company settled the full amount of outstanding debt with GE Financial which, inclusive of fees, amounted to approximately $6.5 million.

Plan of Liquidation

On May 18, 2009, the Company’s Board of Directors approved, subject to stockholder approval, the Plan. The Plan calls for the sale of all or substantially all of the Company’s remaining assets in connection therewith. The Company is seeking stockholder approval for such plan of liquidation. The approval and adoption of the plan of liquidation will be contingent upon the Company’s stockholders’ approval of the Wellhead transaction and the subsequent successful consummation of the Wellhead transaction.

The Plan will be executed in accordance with sections 275 and 281(b) of the General Corporation Law of the State of Delaware (“DGCL”) and Section 331 of the Internal Revenue Code of 1986, As Amended (the “Code”) pursuant to a number of steps described in further detail in “Annex B” of the Company’s Preliminary Form 14A filed on June 5, 2009 (“the Proxy”) and the subsequent updates, the most recent amendment filed on August 14, 2009. As of the report date, the Proxy is under review by the SEC. Upon final approval by the SEC the Company will set its meeting date for the special meeting of stockholders whereupon the stockholders will be able to vote on approval of the Plan.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

These condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: MMC Energy North America LLC, MMC Escondido LLC, MMC Chula Vista LLC, MMC Mid-Sun LLC, MMC Chula Vista II LLC, Kauai Energy Holdings, LLC and Kauai Energy Partners, LLC. All intercompany accounts and transactions have been eliminated except with respect to Kauai Energy Holdings, LLC and Kauai Energy Partners, LLC as explained in “Note 6 – Other Assets.”.

Liquidation Basis of Accounting

Whenever an entity is to be liquidated, its historical costs are no longer relevant and a new basis of accounting applies. In these circumstances, the liquidation basis of accounting is considered to constitute “Generally Accepted Accounting Principles” (“GAAP”). Accordingly the financial statements should present assets at their estimated net realizable values and liabilities at their estimated settlement amounts. However, a company in liquidation (or whose liquidation is imminent) may not be able to estimate and reflect the realizable values of all of its assets and the settlement amounts of all of its liabilities. In such cases, the statements should reflect the assets and liabilities not "revalued" at going-concern amounts and identify them.

The liquidation basis of accounting described should be used for companies: (a) whose survival is not probable, (b) who are in the process of liquidation, or (c) who are not in financial difficulty but that have adopted a plan of liquidation. A conclusion that an entity's survival is not probable should generally be caused by a discrete event that makes liquidation imminent, such as the company being placed in receivership for the purpose of liquidation or the board of directors passing a resolution to liquidate the company.

The conversion from the going concern to liquidation basis of accounting required management to make significant estimates and judgments in order to record assets at estimated net realizable value and liabilities at estimated settlement amounts under the liquidation basis of accounting. The Company has adopted a liquidation basis of accounting due to the Company’s Board of Directors approval, subject to stockholder approval, of the Plan.

The Company’s net assets in liquidation at June 30, 2009 were:

June 30,
2009
Net assets in liquidation	$22,237,736
Common stock outstanding	14,161,325
Net assets in liquidation per share outstanding	$1.57

The reported amounts for net assets in liquidation present all or substantially all of our assets at estimated net realizable value on an undiscounted basis. The amount also includes reserves for future estimated general and administrative expenses and other costs. There can be no assurance that these estimated values will be realized or that future expenses and other costs will not be greater than recorded estimated amounts. Such amounts should not be taken as an indication of the timing or amount of future distributions to be made by the Company if the Wellhead transaction is not consummated and if the Plan were to continue.

If the Plan is not terminated, the timing and amount of interim liquidating distributions (if any) and the final liquidating distribution will depend on the timing and amount of proceeds the Company will receive on the sale of the remaining assets and the extent to which reserves for current or future liabilities are required. Accordingly, there can be no assurance that there will be any interim liquidating distributions before a final liquidating distribution if the Plan were not terminated.

A Statement of Net Assets in Liquidation and a Statement of Changes in Net Assets in Liquidation are the principal financial statements presented under the liquidation basis of accounting. The valuation of assets at their net realizable value and liabilities at their anticipated settlement amounts represent estimates, based on present facts and circumstances, of the net realizable values of assets and the costs associated with carrying out the Plan based on the assumptions set forth below. The actual values and costs associated with carrying out the Plan are expected to differ from the amounts shown herein because of the inherent uncertainty and will be greater than or less than the amounts recorded. Such differences may be material. It is not possible to predict the aggregate amount or timing of future distributions to stockholders, as long as the Plan is in effect, and no assurance can be given that the amount of liquidating distributions to be received will equal or exceed the estimate of net assets in liquidation presented in the accompanying Statements of Net Assets in Liquidation, or the price or prices at which the Company’s common stock has traded or is expected to trade in the future. If the Plan is terminated, no additional liquidating distributions will be made.

Net Assets in Liquidation

Cash and cash equivalents, prepaid and deposit accounts are presented at face value. The Company’s remaining assets are stated at estimated net realizable value which is the expected selling price less applicable direct costs or expenses to sell, if any. The assets that have been valued on this basis include all or substantially all of our assets.

Loans payable, accrued expenses and other liabilities are stated at estimated settlement amounts. Obligations of the Company that are collateralized by certain assets of the company, (i.e. secured obligations), are presented separately from other liabilities of the Company on the face of the Statement of Net Assets in Liquidation.

Reserve for Estimated Costs During the Liquidation Period

Under the liquidation basis of accounting, the Company is required to estimate and accrue the costs associated with implementing and completing the Plan. These amounts can vary significantly due to, among other things, the timing and realized proceeds from sales of the remaining  assets, the costs of retaining personnel and others to oversee the liquidation, including the cost of insurance, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with cessation of the Company’s operations including an estimate of costs subsequent to that date (which would include reserve contingencies for the appropriate statutory periods). As a result, the Company has accrued the projected costs, including corporate overhead and specific liquidation costs of severance, professional fees, and other miscellaneous wind-down costs, expected to be incurred during the projected period required to complete the liquidation of the Company’s remaining assets. The Reserve will be adjusted from time to time as projections and assumptions change concomitant with the most current facts and circumstances. The current reserve reflects the low end of management’s range of estimates for net assets/cash available for distribution.

The following is a summary of the “Reserve for Estimated Costs During the Liquidation Period” (the “Reserve”):

	December 31,	Adjustments and	June 30,
	2008	Payments	2009

Payroll, severance and related costs	$-	$2,215,000	$2,215,000
Professional fees	-	475,000	475,000
Lease related expenses	-	159,625	159,625
Insurance	-	319,000	319,000
Net operating loss	-	370,495	370,495
Total	$-	$3,539,120	$3,539,120

Going Concern Basis Accounting

For all periods prior to April 1, 2009, the Company’s financial statements are presented on the going concern basis of accounting. Such financial statements reflect the historical basis of assets and liabilities and the historical results of operations related to the Company’s assets and liabilities for the period from January 1, 2008 to December 31, 2008. The accounting policies below relate to this period, except as otherwise noted.

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers all time deposits and highly liquid debt instruments purchased that mature in three months or less to be cash equivalents.

Receivables

Accounts receivable are composed substantially of trade accounts receivable that arise primarily from the sale of electricity or services on account and in accordance with liquidation basis accounting are stated at net realizable value. The Company does not have an allowance for doubtful accounts.

Inventories

Inventories are stated, in accordance with liquidation basis accounting, at management’s estimated net realizable value.

Property, Plant and Equipment

Property, plant and equipment are stated at net realizable value. Depreciation is computed principally by using the straight-line method at rates based on estimated useful lives as follows:

Office equipment	3 years
Machinery, automobiles and equipment	3 – 10 years
Software	3 years

Long-Lived Assets

In accordance with liquidation basis accounting all assets including long-lived assets are recorded at their net realizable value based upon management’s best estimates at the time.

The Company evaluated its long-lived assets for impairment per SFAS No. 157 “Fair Value Measurement” (“SFAS 157”). Impairment charges for certain assets held for sale were derived using Level 2 inputs when it was on a going-concern basis.

During the six month periods ended June 30, 2009 and 2008 the Company recorded impairment charges of $8,883,190 and $0, respectively, to write down long lived assets to their realizable values in accordance with liquidation basis accounting.

Assets Held For Sale

The Company previously disclosed all assets held for sale when the company was on the going concern basis of accounting. As the Company has adopted the liquidation basis of accounting all or substantially all its assets are held for sale and stated at management’s best estimate of net realizable value.

Fair Value of Financial Instruments

At June 30, 2009 the Company’s assets were stated at their then expected net realizable values and liabilities were stated at their estimated settlement amounts. Assets and liabilities were stated at their historical values except where noted in accordance with US GAAP and the going concern basis of accounting. All of the Company’s debt at June 30, 2009 was fixed rate based. See Note 7 for further information. The Company has adopted FASB Staff Position 107-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1”) which asserts that an entity shall disclose in the body or in the accompanying notes of its summarized financial statements for all reporting periods the fair value of all financial instruments for which it is practicable to estimate the value, whether recognized or not in the balance sheets or statement of net assets in liquidation.

Subsequent Events

The Company adopted SFAS No. 165, “Subsequent Events” effective with the six months ended June 30, 2009.   Subsequent events are events or transactions about which information becomes available after the balance sheet date but before the financial statements are issued or are available to be issued.  In the case of the Company the applicable subsequent events cutoff date is the date the financial statements are issued.

The statement requires that certain subsequent events (“recognized subsequent events”) be recorded in the financial statements of the latest preceding period currently being issued.  These items provide evidence about conditions that existed at the date of that balance sheet, including estimates inherent in preparing the financial statements for that period.   Other subsequent events (“non-recognized subsequent events”) are not recorded in a balance sheet for the latest preceding period currently being issued. Those items relate to conditions that arose only after the balance sheet date.   Disclosure is required for non-recognized subsequent events if necessary to prevent those financial statements from being misleading.

Recent Accounting Pronouncements

SFAS No. 168. In June 2009 the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (“SFAS 168”). The FASB Accounting Standards CodificationTM (the “Codification”) will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (the “SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.   This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Consistent with the view of the FASB that SFAS No. 168 will not change GAAP, the Company does not believe this standard will have any impact on its financial position, results of operations or cash flows

SFAS No. 167. In June 2009 the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). The objective in issuing this statement is to improve financial reporting by enterprises involved with variable interest entities. The statement is effective at the beginning of each reporting entity’s first annual reporting period after November 15, 2009. The Company does not believe this standard will have any impact on its financial position, results of operations or cash flows.

SFAS No. 166. In June 2009 the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about transfers of financial assets and their effects on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. The statement is effective at the beginning of each reporting entity’s first annual reporting period after November 15, 2009. The Company will not be affected by the issuance of this statement.

Reclassifications

Certain reclassifications have been made to conform prior period data to the current presentation. These reclassifications had no effect on reported losses.

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT

At June 30, 2009 and December 31, 2008 property, plant and equipment consisted of the following:

	June 30,	December 31,
	2009	2008
Land	$375,000	$375,000
Automobile	20,427	21,927
Office equipment	150,450	148,156
Transformer	1,584,063	-
Machinery, equipment & other	3,337,950	8,207,849
LM-6000 turbines	31,714,192	-
	37,182,082	8,752,932
Impairment/disposal charges	(5,430,692)	(914,353)
Accumulated depreciation	(2,337,893)	(2,923,207)
Total	$29,413,497	$4,915,372

Property, plant and equipment are held at management’s best estimate of net realizable value at June 30, 2009 and at historical costs consistent with US GAAP and going concern basis of accounting at December 31, 2008.

NOTE 4 – RECEIVABLES, PREPAIDS AND DEPOSITS

At June 30, 2009 and December 31, 2008 accounts receivable and prepaid items consisted of the following:

	June 30,	December 31,
	2009	2008

Accounts receivable	$541,191	$314,169
Employee loan	68,324	106,040
Total	$609,515	$420,209

Unbilled receivables	$160,795	$230,722

Total	$160,795	$230,722

Prepaid insurance	$153,919	$129,983
Prepaid expenses	48,153	101,959
Project and other deposits	98,118	28,170,560
Total	$300,190	$28,402,502

Total	$1,070,500	$29,053,433

All receivables, prepaids and deposits are held at net realizable value as per management’s best estimates at June 30, 2009 and at historical costs consistent with US GAAP and going concern basis of accounting at December 31, 2008.

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

	June 30,	December 31,
	2009	2008

Deferred Costs
Deferred development costs - Chula Vista	$-	$2,259,396
Deferred development costs - Escondido	441,951	969,231

Total	$441,951	$3,228,627

On May 21, 2009 the Company signed a definitive purchase agreement to sell its Chula Vista and Escondido electric generating facilities and certain other assets for $4,865,500 to affiliates of Wellhead Electric Company, Inc (“Wellhead”). The sale represents the conclusion of a process to sell substantially all of the Company's remaining operating assets, except for its two GE LM6000 PC Sprint® turbines. The sale of two gas compressors to Wellhead announced in March 2009 was originally included in the process and in Wellhead's initial bid for these assets, but closed sooner on the mutual agreement of the parties. The Company expects the this transaction to close at the end of September 2009. In accordance with liquidation basis accounting these deferred costs are stated at net realizable value.

NOTE 6 – OTHER ASSETS

In October 2008, the Company and Pacific West Energy, LLC (“PacWest”) jointly formed Kauai Energy Partners, LLC (“KEP”), a venture to trade waste oil on the island of Kauai in Hawaii. The Company initially provided the total contributed capital of $112,458 which entitled the Company to 90% participation in the profits of the venture as well as the role of Managing Member of KEP. Subsequently, in December 2008, the Company sold 50% of its position to Province Line Capital, LLC for $62,458, while still retaining the position of Managing Member.  Accordingly, the Company holds a 44% capital interest, and remains entitled to 45% profit interest. The profit sharing percentages are only applicable after operations start and only after profits exceed the Company’s contributed capital. The Company is entitled to 100% of the profits until profits exceed the Company’s contributed capital.

At the date of the balance sheet KEP had no activity except for the incurrence of $12,458 of organization cost.  Although KEP is eligible for consolidation due to its immateriality the Company has chosen not to consolidate this entity and reports the net investment amount of $50,000 on the “Other Assets and Deferred Charges” line of the balance sheet.  In addition, the Company has guaranteed an amount of up to $250,000 to KEP’s supplier of waste oil for any purchase liabilities that KEP should fail to honor. Through the six month period ended June 30, 2009 KEP has remained inactive. KEP received all regulatory approvals in July 2009 and the Company’s guaranty is in effect. As of the report date, however, KEP has not yet commenced operations.

NOTE 7 – SECURED LOANS PAYABLE

All loans payable of the Company are collateralized or secured by specific assets of the Company. The entirety of the Company’s loans payable are secured and collateralized.

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

The Loan Agreement further subjects MMC North America to certain financial and other covenants, including maintaining a minimum Net Worth and minimum Debt Service Coverage ratio.  The financial covenants are measured annually. In 2008, MMC North America failed to maintain its required minimum net worth or debt service coverage ratio, due solely to the effect of the CAISO settlement (see “Legal Proceedings”) of which MMC North America was allocated 2/3rds, or $666,000.  The Bank has agreed to waive the covenant requirements for 2008, and accordingly MMC North America was cured.  In 2007, the Company was in compliance with all of its covenants.  The loans continue to be collateralized by substantially all assets of MMC North America.

The loan from the Bank is stated at management’s estimated settlement value inclusive of prepayment penalty and closing costs. Upon consummation of the Wellhead transaction the entire estimated settlement value of the loan from the Bank will become due.

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

On December 10, 2008 the Company completed the sale of its membership interest in Escondido II a wholly-owned subsidiary whose only asset was an agreement to acquire a General Electric LM6000 PC Sprint® turbine for $15.3 million to an affiliate of Wellhead Electric Company, Inc. In connection with the sale, the Company repaid its then entire outstanding loan balance of $8.574 million.  Also, in connection with the sale of the Company’s interest in MMC Escondido II, the interest rate on borrowings was increased by 150 basis points and the loan agreement amount was reduced to $10.275 million which was sufficient to cover the balance of the remaining payments due on the turbines purchased in connection with the then-anticipated Chula Vista upgrade project. As of the three month period ended June 30, 2009 the Company had approximately $6.4 million of outstanding debt related to the GE facility and has taken title to the turbines.

On July 31, 2009 the Company amended its loan facility agreement with GE Energy Financial Services (“GE Financial”). The amendment provides for the extension of maturity date of the Company’s loan facility with GE Financial from July 31, 2009 to August 14, 2009. As a result of receiving the $3 million non-refundable deposit for the sale of the turbines, on August 11, 2009 the Company paid the full amount of outstanding debt with GE Financial which inclusive of fees amounted to approximately $6.5 million.

As of June 30, 2009, the Company had approximately $8.2 million of outstanding debt consisting of $6.4 million of debt related to the GE facility with the remainder consisting of its debt to the Bank.

NOTE 8 – COMMITMENTS AND CONTINGENT LIABILITIES

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

As the Company’s facilities are located in California, they are exposed to the risk of potential damage from a catastrophic event such as an earthquake.  In addition, the Chula Vista facility lies within a designated flood plane and is therefore potentially at risk if subject to a 100 year flood event.  While the Company generally insures its facilities at replacement cost, the Company’s insurance policy imposes a $1 million limit on claims resulting from an earthquake or flood.  Supplemental coverage for these risks is cost prohibitive and therefore the Company has foregone purchasing such coverage.  Accordingly, should any of the Company’s facilities be damaged by such an event, the insurance proceeds to the Company may not be sufficient to cover the costs required to restore such facilities to operating condition.  Furthermore, should such a catastrophic event result in the permanent loss of any of its two facilities, the Company believes the insurance proceeds would not be sufficient to recover the loss of future cash flows, or expected market value, of the facility.

As discussed in Note 6, the Company has guaranteed an amount of up to $250,000 to KEP’s supplier of waste oil for any purchase liabilities that KEP should fail to honor. As of the date of this report, KEP received the relevant regulatory approvals and this guaranty is in effect. As of the report date, however, KEP has not yet commenced operations.

The Company’s primary office space is currently leased through December 31, 2010 and the Company is attempting to negotiate a buy-out of the lease.

The Company has consulting agreements with outside contractors to provide various services. The Agreements are generally for a term of 12 months from inception and renewable automatically from year to year unless either the Company or the Consultant terminates such engagement by written notice. The Company is terminating these contracts as the need for these services is eliminated.

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

NOTE 9 – EQUITY COMPENSATION

Under the Company’s 2006 Equity Incentive Plan (the “Plan”), 500,000 shares of common stock were reserved for issuance as incentive awards to executive officers, key employees and directors and outside consultants.  As of June 30, 2009, 93,000 shares have been granted to employees, net of cancellations, in the form of stock option grants, with a weighted average exercise price of $9.21 per share. These stock option awards were issued consistent with the market value of the Company’s common stock at the time of issuance. As of June 30, 2009 the Company had also issued 295,836 shares of restricted stock to employees and directors. As of June 30, 2009, 111,164 shares remain available for issue under the Plan. The Company has no plans to award any further equity compensation.

For the six month periods ended June 30, 2009 and 2008 the Company issued -0- and 277,000 shares of restricted stock, respectively.

NOTE 10 – RELATED PARTY TRANSACTIONS

The Company had no related party transactions six month periods ended June 30, 2009 and 2008.

NOTE 11 – RESULTS FROM OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2009

The table below provides the unaudited going concern basis statement of operations for the six months ended June 30, 2009. This statement does not include all adjustments, charges and reserves necessary to be comparable with the Condensed Consolidated Statement of Changes of Net Assets in Liquidation for the six months ended June 30, 2009.

Six Months Ended June 30,
2009
Operating revenues:
Resource adequacy capacity	$934,970
Ancillary services	31,410
Energy production	696,232
Total operating revenues	1,662,612
Costs of sales:
Costs of resource adequacy capacity	67,785
Costs of ancillary services	7,337
Costs of energy production	272,233
Total costs of sales	347,355
Gross Profit	1,315,257
Operating expenses:
Depreciation	360,012
Operations and maintenance	1,093,025
General and administrative expenses	1,940,634
Loss on disposal	201,003
Impairment charges	8,883,190
Total operating expenses	12,477,864
Loss from operations	(11,162,607)
Interest and other expenses
Interest expense	(126,986)
Interest income	10,075
Interest income (expense), net	(116,911)
Net loss before provision for income taxes	(11,279,518)
Provision for income taxes	-
Net loss	$(11,279,518)

In addition to the net loss above, the Company recorded the Reserve, adjusted liabilities to their settlement values and recorded the vesting of various stock options awards. These items in conjunction with the operating loss contributed to the Changes in Net Assets in Liquidation financial statement provided.

NOTE 12 – SUBSEQUENT EVENTS

On July 31, 2009 the Company amended its loan facility agreement with GE Energy Financial Services (“GE Financial”). The amendment provides for the extension of the maturity date of the Company’s loan facility with GE Financial from July 31, 2009 to August 14, 2009. On August 11, 2009 the Company settled the full amount of outstanding debt with GE Financial which inclusive of fees amounted to approximately $6.5 million.

On August 7, 2009, the Company signed a definitive equipment purchase agreement to sell its two remaining General Electric LM6000PC Sprint® turbines and related power generating equipment for a gross purchase price of $26.65 million to an affiliate of Pro Energy Services, Inc., $3 million of which was paid to the Company as a non-refundable deposit at signing. The transaction is targeted to close on October 7, 2009.  The Company expects to receive at closing proceeds of approximately $23.3 million, net of the deposit and transaction costs.  Accordingly, the Company has recorded an approximately $5.4 million impairment charge against the Company’s cost basis of $31.7 million for the turbines in the Company’s second quarter results.

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

Overview and Management’s Plan of Operation

We were an energy management company that has actively manages electricity generating and energy infrastructure related assets in the United States.  Our historical mission was to acquire, directly or through joint ventures, a portfolio of small to mid-size electricity generating assets, generally below 100 megawatts, or “MW.” To date, we had acquired three electricity generating assets in California, totaling 110 MW of capacity. We are in the process of liquidating our assets in lieu of continuing to seek additional acquisitions of small to medium-sized power generating facilities.  Our natural gas fueled electricity generating facilities are commonly referred to as “peaker” plants. Our plants are used to balance unexpected short term surges in demand, making them critical to the reliability, or “insurance,” of the power grids they serve. Our assets generate revenue from providing capacity and ancillary reliability services to the transmission grid that distributes electricity to industrial and retail electricity providers. During peak electricity usage times, such as the summer, we also sell our electricity in the merchant market.

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

Due to the recent stresses in the financial markets, coupled with depressed electricity prices, it has become increasingly difficult for us to continue to execute our acquisition growth strategy.  Furthermore, the California Energy Commission, or the CEC, issued its Final Decision in June 2009 denying our Chula Vista Energy Upgrade Project the required permit to proceed, in what we believe to be an unprecedented reversal of the CEC staff’s Final Staff Assessment in full support of our application.  We have chosen not to appeal the CEC Final Decision due to our assessment that there is an extremely low probability of success in an appeal. While we have successfully permitted our Escondido Energy Upgrade Project, we have yet to obtain a satisfactory long-term revenue contract that is necessary to finance the upgrade of this facility.

These and other events have led us to more aggressively evaluate our strategic alternatives, including pursuing the sale of our assets, as noted above. Our asset sales to date include the sale of: (1) our subsidiary MMC Escondido II, LLC, whose only asset was one of three GE LM6000 PC Sprint® turbines we had on order, (2) the GE LM2500 turbine and related equipment powering our MMC Mid-Sun facility, which closed on April 1, 2009, and (3) our two natural gas compressors on order.  These asset sales have resulted in approximately $12.7 million of cash to us after repayment of debt of $8.6 million and relieved us of the obligation to pay an additional $2.1 million under relevant purchase agreements through the date of this report.

If we are not successful in closing the sales of our remaining assets we will reduce general and administrative expenses significantly in order to minimize the extent of further cash utilized for operations.  This effort is in process and included reduction of our headcount by 57% through June 30, 2009. We expect general administrative costs to continue to trend downward during 2009, excluding related severance costs.

On May 18, 2009, our Board of Directors approved, subject to stockholder approval, a plan for the liquidation and dissolution of the Company (the “Plan”). The Plan calls for the sale of all or substantially all of our remaining assets in connection therewith. We are seeking stockholder approval for such plan of liquidation. The approval and adoption of the plan of liquidation will be contingent upon stockholder approval of the Wellhead transaction and the subsequent successful consummation of the Wellhead transaction.

On May 21, 2009, we signed a definitive purchase agreement to sell our Chula Vista and Escondido electric generating facilities and certain other assets for $4,865,500 to affiliates of Wellhead Electric Company, Inc. (“Wellhead”). The sale represents the conclusion of a process to sell substantially all of our remaining operating assets, except for our two GE LM6000 PC Sprint® turbines. The sale of two gas compressors to Wellhead announced in March 2009 was originally included in the process and in Wellhead's initial bid for these assets, but closed sooner on mutual agreement of the parties. The sale of these remaining power plant assets is subject to standard closing conditions. We expect to close the Wellhead transaction coincident with shareholder approval of the sale by expected to be obtained no later than the end of September 2009.

On August 7, 2009, we signed a definitive equipment purchase agreement to sell our two remaining General Electric LM6000PC Sprint® turbines and related power generating equipment for a gross purchase price of $26.65 million to an affiliate of Pro Energy Services, Inc., $3 million of which was paid to us as a non-refundable deposit at signing.  The transaction is targeted to close on October 7, 2009.  We expect to receive at closing proceeds of approximately $23.3 million, net of the deposit and transaction costs.  Accordingly, the Company has recorded an approximately $5.4 million impairment charge against the Company’s cost basis of $31.7 million for the turbines in the Company’s second quarter results.

The Plan will be executed in accordance with sections 275 and 281(b) of the General Corporation Law of the State of Delaware (“DGCL”) and Section 331 of the Internal Revenue Code of 1986, As Amended (the “Code”) pursuant to a number of steps described in further detail in “Annex B” of the Company’s Preliminary Form 14A filed on June 5, 2009 (“the Proxy”). Updates to the Proxy are filed as amendments with the latest being filed on August 14, 2009, these should be read in conjunction with the original Proxy. As of the report date the Proxy is under review by the SEC. Upon final approval by the SEC we will set the meeting date for the special meeting of the stockholders whereupon the stockholders will be able to vote on approval of the Plan.

Critical Accounting Policies

Our condensed consolidated financial statements are prepared in accordance with accounting principals generally accepted in the United States. The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosure. We base our estimates and assumptions on historical experience and on various other assumptions that we believe to be reasonable under the circumstances; however, our operating experience is limited. Future events may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our consolidated financial statements, we believe the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments.

Liquidation Basis of Accounting

Whenever an entity is to be liquidated, its historical costs are no longer relevant and a new basis of accounting applies. In these circumstances, the liquidation basis of accounting is considered to constitute “Generally Accepted Accounting Principles” (“GAAP”). Accordingly the financial statements should present assets at their estimated net realizable values and liabilities at their estimated settlement amounts. However, a company in liquidation (or whose liquidation is imminent) may not be able to estimate and reflect the realizable values of all of its assets and the settlement amounts of all of its liabilities. In such cases, the statements should reflect the assets and liabilities not "revalued" at going-concern amounts and identify them.

The liquidation basis of accounting described should be used for companies: (a) whose survival is not probable, (b) who are in the process of liquidation, or (c) who are not in financial difficulty but that have adopted a plan of liquidation. A conclusion that an entity's survival is not probable should generally be caused by a discrete event that makes liquidation imminent, such as the company being placed in receivership for the purpose of liquidation or the board of directors passing a resolution to liquidate the company.
The conversion from the going concern to liquidation basis of accounting required management to make significant estimates and judgments in order to record assets at estimated net realizable value and liabilities at estimated settlement amounts under the liquidation basis of accounting.

Our net assets in liquidation at June 30, 2009 were:

June 30,
2009
Net assets in liquidation	$22,237,736
Common stock outstanding	14,161,325
Net assets in liquidation per share outstanding	$1.57

The reported amounts for net assets in liquidation present all or substantially all of our assets at estimated net realizable value on an undiscounted basis. The amount also includes reserves for future estimated general and administrative expenses and other costs. There can be no assurance that these estimated values will be realized or that future expenses and other costs will not be greater than recorded estimated amounts. We have recorded these estimates at the low end of the range of possible outcomes. Such amounts should not be taken as an indication of the timing or amount of future distributions to be made by the Company if the Wellhead transaction is not consummated and if the Plan were to continue.

If the Plan is not terminated, the timing and amount of interim liquidating distributions (if any) and the final liquidating distribution will depend on the timing and amount of proceeds the Company will receive on the sale of the remaining assets and the extent to which reserves for current or future liabilities are required. Accordingly, there can be no assurance that there will be any interim liquidating distributions before a final liquidating distribution if the Plan is not terminated.

A Statement of Net Assets in Liquidation and a Statement of Changes in Net Assets in Liquidation are the principal financial statements presented under the liquidation basis of accounting. The valuation of assets at their net realizable value and liabilities at their anticipated settlement amounts represent estimates, based on present facts and circumstances, of the net realizable values of assets and the costs associated with carrying out the Plan based on the assumptions set forth below. The actual values and costs associated with carrying out the Plan are expected to differ from the amounts shown herein because of the inherent uncertainty and will be greater than or less than the amounts recorded. We have recorded these estimates at the low end of the range of possible outcomes. Such differences may be material. It is not possible to predict the aggregate amount or timing of future distributions to stockholders, as long as the Plan is in effect, and no assurance can be given that the amount of liquidating distributions to be received will equal or exceed the estimate of net assets in liquidation presented in the accompanying Statements of Net Assets in Liquidation, or the price or prices at which the Company’s common stock has traded or is expected to trade in the future. If the Plan is terminated, no additional liquidating distributions will be made.

Net Assets in Liquidation

Cash and cash equivalent, prepaid and deposit accounts are presented at face value. Our  remaining assets are stated at estimated net realizable value which is the expected selling price less applicable direct costs or expenses, if any. The assets that have been valued on this basis include all or substantially all of our assets.

Loans payable, accrued expenses and other liabilities are stated at settlement amounts. Obligations of the Company that are collateralized by certain assets of the company, i.e. secured obligations, are presented on a net basis on the face of the Statement of Net Assets in Liquidation.

Reserve for Estimated Costs During the Liquidation Period

Under the liquidation basis of accounting, we are required to estimate and accrue the costs associated with implementing and completing the Plan. These amounts can vary significantly due to, among other things, the timing and realized proceeds from sales of the sale of the remaining  assets, the costs of retaining personnel and others to oversee the liquidation, including the cost of insurance, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with cessation of our operations including an estimate of costs subsequent to that date (which would include reserve contingencies for the appropriate statutory periods). As a result, we have accrued what we estimate to be the maximum projected costs, including corporate overhead and specific liquidation costs of severance, professional fees, and other miscellaneous wind-down costs, expected to be incurred during the projected period required to complete the liquidation of our remaining assets. Also, we have not recorded any liability for any cash operating shortfall that may result in executing the Plan. These accruals will be adjusted from time to time as projections and assumptions change concomitant with the most current facts and circumstances. We have recorded these estimates at the low end of the range of possible outcomes.

The following is a summary of the “Reserve for Estimated Costs During the Liquidation Period” (the “Reserve”):

	December 31,	Adjustments and	June 30,
	2008	Payments	2009

Payroll, severance and related costs	$-	$2,215,000	$2,215,000
Professional fees	-	475,000	475,000
Lease related expenses	-	159,625	159,625
Insurance	-	319,000	319,000
Net operating loss	-	370,495	370,495
Total	$-	$3,539,120	$3,539,120

Going Concern Basis Accounting

For all periods prior to January 1, 2009, our financial statements are presented on the going concern basis of accounting. Such financial statements reflect the historical basis of assets and liabilities and the historical results of operations related to our assets and liabilities for the period from January 1, 2008 to June 30, 2008.

Long-Lived Assets

In accordance with liquidation basis accounting all assets including long-lived assets are recorded at their net realizable value based on management’s best estimates at the time.

We evaluated our long-lived assets for impairment per SFAS No. 157 “Fair Value Measurement” (“SFAS 157”). Impairment charges for certain assets held for sale were derived using Level 2 inputs when it was on a going-concern basis.

During the six month periods ended June 30, 2009 and 2008 the Company recorded impairment charges of $8,883,190 and $0, respectively to write-down long-lived assets to their net realizable values in accordance with liquidation basis accounting.

Liquidity and Capital Resources

As of June 30, 2009, we had $4.0 million in cash and equivalents.  The Company used approximately $5.0 million for operations for the six months ended June 30, 2009, which was mostly offset by the receipt of approximately $4.8 million in net proceeds related to the sale of our KobelCo compressors and the sale of our LM2500 turbine at Mid-Sun that closed on April 1, 2009. In addition, we drew $6.4 million from our loan facility with GE described below to fund the final installment payments on our LM6000 turbines which related loan facility is now paid in full.

On January 31, 2006, MMC North America, one of our wholly-owned subsidiaries, entered into a Loan and Security Agreement with TD Banknorth providing for a $3.5 million senior debt facility including a $3.0 million term loan and a $500,000 revolving loan. The term loan provides for interest-only payments during the first nine months, and 81 equal monthly principal payments in the amount of $37,038 thereafter, with a final maturity date of May 3, 2013. The term loan bears interest at a fixed rate equal to 7.58%. Upon the successful closing of the sale of our operating assets to Wellhead, the entirety of the term loan would become immediately due. As of June 30, 2009, the loan balance with TD Banknorth is approximately $1.7 million.

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

On May 15, 2008 our wholly-owned subsidiary MMC Escondido II, LLC entered into an agreement with GE Power for the purchase of one LM6000 PC Sprint® turbine to be used in our Escondido Upgrade Project for approximately $15.3 million and through December 10, 2008 had made payments of approximately $13.8 million. These payments were classified as long-term deposits on our consolidated balance sheet. On December 10, 2008 we sold our membership interest in Escondido II whose primary asset was the agreement to purchase one GE LM6000 PC Sprint® turbine from GE Packaged Power, Inc. We sold the membership interest at the cost of the contract but did incur a loss on disposal resulting from the incurrence of a prepayment fee to GE Finance and professional fees related to consummating the transaction.

On June 30, 2008 our wholly-owned subsidiaries, Chula Vista II and Escondido II entered into a $25.5 million loan facility with GE Finance in connection with the purchase of the three turbines described above.   This facility was intended to provide the additional funding needed to complete the purchase of the turbines. On December 10, 2008, we completed the sale of our membership interest in Escondido II a wholly-owned subsidiary, whose only asset was an agreement to acquire one of the turbines described above for $15.3 million to an affiliate of Wellhead Electric Company, Inc. We used a portion of the proceeds received in the sale to repay our outstanding borrowings of $8.57 million to GE Finance, of which $3.5 million related to the Escondido turbine and $5.0 million related to the two Chula Vista turbines that remain on order, as well as paying all accrued interest on such borrowings, applicable prepayment penalties, and the remaining $1.5 million installment payment on the Escondido turbine.

The loan agreement with GE Finance originally allowed our subsidiaries to borrow the $25.5 million, provided that we first contribute equity capital to each subsidiary sufficient to cover the balance of the turbines' purchase price, among other customary conditions. As of August 15, 2008, we had made the required equity contributions for turbines to be purchased for both Escondido II Chula Vista II. The loans bear interest at the prime rate plus 275 basis points and are fully guaranteed by us. GE Finance has obtained the right of first refusal to provide the full project debt financing to each of the projects upon receipt of final permitting. We took title to the turbines during the first quarter of 2009. In connection with the sale of our interest in Escondido II, the loan agreement was modified with all prepayment penalty provisions removed and the loan amount reduced to $10.275 million which was sufficient to cover the balance of the two remaining turbines’ purchase price. The reduced facility amount is the only substantial change in the loan agreement. As of June 30, 2009 we had approximately $6.4 million due to GE Finance under the loan facility.  The loans outstanding were paid in full on August 11, 2009.

On August 7, 2009, we signed a definitive equipment purchase agreement to sell our two remaining General Electric LM6000PC Sprint® turbines and related power generating equipment for a gross purchase price of $26.65 million to an affiliate of Pro Energy Services, LLC. $3 million of which was paid to us as a non-refundable deposit at signing. The transaction is targeted to close on October 7, 2009.  We expect to receive at closing proceeds of approximately $23.3 million, net of the deposit and transaction costs.  Accordingly, the Company has recorded an approximately $5.4 million impairment charge against the Company’s cost basis of $31.7 million for the turbines in the Company’s second quarter results.

Under the Plan, our business has shifted, and has become limited to the sale and disposition of our remaining assets, the resolution of remaining liabilities and the orderly wind-down of our operations. Completion and execution of the Plan is subject to approval of our stockholders. Upon the completion of these activities, if successful, we expect to distribute any remaining cash to our shareholders and then proceed to terminate the Company and its reporting obligations under the SEC’s Securities Exchange Act of 1934. The Plan, once approved by the stocholders, gives sole authority to the Board of Directors and executive management to conduct our dissolution, liquidation and termination without additional shareholder approval. As of the date of this filing, the stockholders have not yet voted upon approval or rejection of the Plan.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements nor do we participate in non-exchange traded contracts requiring fair value accounting treatment.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer as of June 30, 2009, we conducted an evaluation of effectiveness of the design and operation of our disclosure controls and procedures, (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of such date to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On September 22, 2008, we and the CAISO reached a settlement of a previously disclosed dispute with respect to the Company’s spinning reserve certification. We agreed to pay the CAISO $1 million to settle all outstanding disputed items and we recorded this proposed settlement as a $1 million reduction of ancillary services revenue in our Statement of Operations at September 30, 2008. On October 14, 2008, we and the CAISO jointly filed an Offer of Settlement and Request for Expedited Action with the FERC requesting that the FERC expeditiously review and approve the Settlement Agreement without modification. Under the terms of the Settlement Agreement, we are required to make four equal installment payments of $250,000 to the CAISO with the first payment to be made conditioned upon receipt of FERC approval of the Settlement Agreement, with the remaining payments due on December 31, 2008, March 31, 2009 and June 30, 2009. As of September 26, 2008 the CAISO withdrew our certification to provide spinning reserve services. On January 15, 2009 the FERC approved the settlement agreement. Pursuant to that agreement we made a payment of $500,000 on January 16, another payment of $250,000 on March 31, 2009 and a final payment of $250,000 on June 30, 2009.

From time to time we may become a party to routine litigation or other legal proceedings that are incidental and part of the ordinary course of our business. Management and legal counsel periodically review the probable outcome of such proceedings, the costs and expenses reasonably expected to be incurred, the availability and extent of insurance coverage, and established reserves.

ITEM 1A. RISK FACTORS

In addition to the information set forth in our annual report on Form 10-K and most recent prospectus filed on November 19, 2007, you should carefully consider the following risk factor and all of the other information included or incorporated by reference in this Form 10-Q. If any of the following risks, or other risks not presently known to us or that we currently believe not to be significant, develop into actual events, then our business, financial condition and results of operations could be adversely affected. In that case, the trading price of our common stock could decline and you might lose all or part of your investment in our common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a) Exhibits.

10.32	Equipment Purchase Agreement, dated August 7, 2009, by and between MMC Chula Vista II, LLC and Energy Parts Solutions, LLC.

31.1	Certification pursuant to Rules 13a – 14(a) and 15d – 14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification pursuant Rules 13a – 14(a) and 15d – 14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification pursuant to 18 U.S. C. Section 1350

32.2	Certification pursuant to 18 U.S. C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MMC ENERGY, INC.

By:	/s/ Michael J. Hamilton

Michael J. Hamilton
Chief Executive Officer

By:	/s/ Denis Gagnon

Denis Gagnon
Chief Financial Officer and Principal Accounting Officer

DATE: August 19, 2009